Form 10-K
period 2024-07-31
Ferguson Enterprises Inc. /DE/
filed 2024-09-25
CIK 2011641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
Commission File Number: 001-42200
Ferguson Enterprises Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-4304133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
751 Lakefront Commons
Newport News, Virginia 23606
+1-757-874-7795

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	FERG	The New York Stock Exchange
London Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Ferguson Enterprises Inc. is a successor issuer to Ferguson plc*
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒Yes    ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     ☐Yes    ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financing reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒ No
The aggregate market value of the voting shares held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of January 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $38,089,217,655. As of September 20, 2024, the number of outstanding shares of common stock was 200,739,472.
* On August 1, 2024 (the “Effective Date”), Ferguson plc, a company incorporated in Jersey, completed a merger transaction (the “Merger”) that resulted in (i) Ferguson plc becoming a direct, wholly owned subsidiary of Ferguson Enterprises Inc., a Delaware corporation, and (ii) the shareholders of Ferguson plc at the designated record time for the Merger no longer holding ordinary shares of Ferguson plc but instead holding shares of common stock of Ferguson Enterprises Inc. As a result of the Merger, Ferguson Enterprises Inc. became the successor issuer to Ferguson plc, which was renamed “Ferguson (Jersey) Limited” and converted into a private company. On the Effective Date, Ferguson Enterprises Inc. filed a Form 8-K12B for the purpose of establishing Ferguson Enterprises Inc. as the successor issuer pursuant to Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) and to disclose certain related matters. Prior to the Effective Date, Ferguson plc’s ordinary shares were registered under Section 12(b) of the Exchange Act and Ferguson plc was subject to the information requirements of the Exchange Act and filed quarterly reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). As the successor issuer, Ferguson Enterprises Inc.’s common stock is deemed to be registered under Section 12(b) of the Exchange Act and Ferguson Enterprises Inc. has inherited the reporting history and filing status of Ferguson plc. Prior to the Effective Date, Ferguson Enterprises Inc. conducted no operations other than those incident to its formation and the Merger. Accordingly, the financial and other information presented herein relate to Ferguson plc’s operations prior to the Effective Date, unless otherwise specified herein.
Documents Incorporated by Reference:
The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates (the “2024 Proxy Statement”).

CERTAIN TERMS
Unless otherwise specified or the context otherwise requires, the terms “Company,” “Ferguson,” “we,” “us,” and “our” and other similar terms used in this Annual Report on Form 10-K (the “Annual Report”) (i) for periods prior to the Effective Date, refer to Ferguson plc and its consolidated subsidiaries and (ii) for periods on and following the Effective Date, refer to Ferguson Enterprises Inc. and its consolidated subsidiaries. References to “shares” or “Company shares” refer to (i) ordinary shares of Ferguson plc for all periods prior to the Effective Date and (ii) shares of common stock of Ferguson Enterprises Inc. for all periods on and following the Effective Date. Except as otherwise specified or the context otherwise requires, references to years indicate our fiscal year ended July 31 of the respective year. For example, references to “fiscal 2024” or similar references refer to the fiscal year ended July 31, 2024.
MARKET AND INDUSTRY DATA
The information in this Annual Report that has been sourced from third parties has been accurately reproduced and, as far as we are aware and able to ascertain from the information published by that third party, no facts have been omitted that would render the reproduced information inaccurate or misleading. Industry publications generally state that their information is obtained from sources they believe reliable but that the accuracy and completeness of such information is not guaranteed and that the projections they contain are based on a number of significant assumptions. We are not aware of any exhaustive industry or market reports that cover or address our specific markets.
TRADEMARKS
All trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the symbols ® and ™, but such references should not be construed as any indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
Certain information included in this Annual Report is forward-looking, including within the meaning of the Private Securities Litigation Reform Act of 1995, and involves risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied by forward-looking statements. Forward-looking statements cover all matters which are not historical facts and include, without limitation, statements or guidance regarding or relating to our future financial position, results of operations and growth, plans and objectives for the future including our capabilities and priorities, risks associated with changes in global and regional economic, market and political conditions, ability to manage supply chain challenges, ability to manage the impact of product price fluctuations, our financial condition and liquidity, legal or regulatory changes, and other statements concerning the success of our business and strategies.
Forward-looking statements can be identified by the use of forward-looking terminology, including terms such as “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “intends,” “continues,” “plans,” “projects,” “goal,” “target,” “aim,” “may,” “will,” “would,” “could” or “should” or, in each case, their negative or other variations or comparable terminology and other similar references to future periods. Forward-looking statements speak only as of the date on which they are made. They are not assurances of future performance and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Therefore, you should not place undue reliance on any of these forward-looking statements. Although we believe that the forward-looking statements contained in this Annual Report are based on reasonable assumptions, you should be aware that many factors could cause actual results to differ materially from those contained in such forward-looking statements, including but not limited to:
•weakness in the economy, market trends, uncertainty and other conditions in the markets in which we operate, and other factors beyond our control, including disruption in the financial markets and any macroeconomic or other consequences of political unrest, disputes or war;
•failure to rapidly identify or effectively respond to direct and/or end customers’ wants, expectations or trends, including costs and potential problems associated with new or upgraded information technology systems or our ability to timely deploy new omni-channel capabilities;
•decreased demand for our products as a result of operating in highly competitive industries and the impact of declines in the residential and non‐residential markets;

•changes in competition, including as a result of market consolidation or competitors responding more quickly to emerging technologies (such as generative artificial intelligence (“AI”));
•failure of a key information technology system or process as well as exposure to fraud or theft resulting from payment‐related risks;
•privacy and protection of sensitive data failures, including failures due to data corruption, cybersecurity incidents or network security breaches;
•ineffectiveness of or disruption in our domestic or international supply chain or our fulfillment network, including delays in inventory availability at our distribution facilities and branches, increased delivery costs or lack of availability;
•failure to effectively manage and protect our facilities and inventory or to prevent personal injury to customers, suppliers or associates, including as a result of workplace violence;
•unsuccessful execution of our operational strategies;
•failure to attract, retain and motivate key associates;
•exposure of associates, contractors, customers, suppliers and other individuals to health and safety risks;
•risks associated with acquisitions, partnerships, joint ventures and other business combinations, dispositions or strategic transactions;
•regulatory, product liability and reputational risks and the failure to achieve and maintain a high level of product and service quality or comply with responsible sourcing standards;
•inability to renew leases on favorable terms or at all, as well as any remaining obligations under a lease when we close a facility;
•changes in, interpretations of, or compliance with tax laws;
•our indebtedness and changes in our credit ratings and outlook;
•fluctuations in product prices (e.g., commodity-priced materials, inflation/deflation) and foreign currency;
•funding risks related to our defined benefit pension plans;
•legal proceedings in the course of our business as well as failure to comply with domestic and foreign laws, regulations and standards, as those laws, regulations and standards or interpretations and enforcement thereof may change, or the occurrence of unforeseen developments such as litigation, investigations, governmental proceedings or enforcement actions;
•our failure to comply with the obligations associated with being a public company listed on the New York Stock Exchange and London Stock Exchange and the costs associated therewith;
•the costs and risk exposure relating to environmental, social and governance (“ESG”) matters, including sustainability issues, regulatory or legal requirements, and disparate stakeholder expectations;
•adverse impacts caused by a public health crisis; and
•other risks and uncertainties as set forth under the heading “Risk Factors” in Item 1A of this Annual Report.
Additionally, forward-looking statements regarding past trends or activities should not be taken as a representation that such trends or activities will continue in the future. Other than in accordance with our legal or regulatory obligations, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Part I
Item 1.Business
Overview
Ferguson is the largest value-added distributor serving the specialized professional in our $340 billion residential and non-residential North American construction market. We help make our customers’ complex projects simple, successful and sustainable by providing expertise and a wide range of products and services from plumbing, heating, ventilation and air conditioning (“HVAC”), appliances, and lighting to pipes, valves and fittings (“PVF”), water and wastewater solutions and more. We sell through a common network of distribution centers, branches, counter service and specialist sales associates, showroom consultants and e-commerce channels.
The Company has a long history and maintained businesses throughout Europe, Canada and the United States in the 1900s. In the early 2000s, the Company’s focus shifted to attractive North American markets. As a result, the operating businesses across Europe were disposed of through various transactions. As part of this transition and following a corporate restructuring, Ferguson plc became the ultimate holding company for the business in 2019.
The Company was incorporated and registered in Jersey as Alpha JCo Limited on March 8, 2019 under the Companies (Jersey) Law 1991, as amended (the “Jersey Companies Law”), as a private limited company with company number 128484. The Company converted its status to a public limited company and changed its name, first to Ferguson Newco plc on March 26, 2019, and then to Ferguson plc on May 10, 2019. At that time, our jurisdiction of organization was Jersey and we were centrally managed and controlled in the United Kingdom and therefore we were a tax resident of the United Kingdom.
On May 30, 2024, the shareholders of Ferguson plc voted to approve a new corporate structure to domicile the Company’s ultimate parent company in the United States. Effective on August 1, 2024, the Company implemented this new corporate structure by completing the Merger that resulted in (i) Ferguson plc becoming a direct, wholly owned subsidiary of Ferguson Enterprises Inc., a Delaware corporation, and (ii) the shareholders of Ferguson plc at the designated record time for the Merger no longer holding ordinary shares of Ferguson plc but instead holding shares of common stock of Ferguson Enterprises Inc. As a result of the Merger, Ferguson Enterprises Inc. became the successor issuer to Ferguson plc, which was renamed “Ferguson (Jersey) Limited” and converted into a private company.
Ferguson is listed on the New York Stock Exchange (NYSE: FERG) and the London Stock Exchange (LSE: FERG).
The Company’s corporate headquarters and management office are located at 751 Lakefront Commons, Newport News, Virginia, 23606 and its telephone number is +1 757-874-7795.
Business segments
The Company’s reportable segments are established based on how the Company manages its business and allocates resources, which is on a geographical basis. The Company’s reportable segments are the United States and Canada. For further segment information, see Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Revenue and segment information of the Notes to the Ferguson plc Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Annual Report (the “Consolidated Financial Statements”). Below is a description of the Company’s reportable segments.
United States segment
The United States segment contributed 95% of net sales in each of fiscal years 2024, 2023 and 2022.
The United States segment operates primarily under the Ferguson brand, providing expertise and a wide range of products and services from plumbing, HVAC, appliances, and lighting to PVF, water and wastewater solutions, and more to residential and non-residential customers. Its products are delivered through a common network of distribution centers, branches, counter service and specialist sales associates, showroom consultants and e-commerce channels. As of July 31, 2024, the United States business operated 1,549 branches and 10 regional distribution centers serving all 50 states with approximately 32,000 associates. These locations provide same-day and next-day product availability, which we believe to be a competitive advantage and an important requirement for customers. In addition, our United States business operates three market distribution centers (“MDCs”) in Denver, Colorado, Houston, Texas and Phoenix, Arizona for branch replenishment and final mile distribution to customers.

Canada segment
The Canada segment contributed 5% of net sales in each of fiscal years 2024, 2023 and 2022.
The Canada segment operates primarily under the Wolseley brand and supplies plumbing, HVAC and refrigeration products to residential and commercial contractors. The Canada segment also supplies specialist water and wastewater treatment products to residential, commercial and infrastructure contractors, and supplies PVF solutions to industrial customers. As of July 31, 2024, the Canada business operated 224 branches with one regional distribution center and approximately 3,000 associates. In addition, our Canada business operates one MDC in Brampton, Ontario (Toronto) for branch replenishment and final mile distribution.
Business model
We have a balanced approach to attractive end markets and serve customers principally in North America. Residential and non-residential markets each account for approximately half of our net sales, with net sales within these combined markets balanced between repair, maintenance and improvement (“RMI”) (approximately two-thirds of our net sales) and new construction (approximately one-third of our net sales), based on management’s estimates.
Ferguson operates in highly fragmented markets, with no one market dominated by any single distributor. We are positioned as one of the top distributors in most end markets we serve, including residential, commercial, civil/infrastructure and industrial.
Our business bridges the gap between a large and fragmented supplier base with an even larger and more fragmented customer base. As of July 31, 2024, we had approximately 36,000 suppliers, with no supplier accounting for more than 5% of total inventory purchases, which provides us access to a diverse and broad range of quality products. We serve our customers through a network of 11 regional distribution centers, four MDCs, approximately 5,900 fleet vehicles, 1,773 branches and approximately 35,000 associates, in each case, as of July 31, 2024.
Customers
We help make our customers’ complex projects simple, successful and sustainable. We offer expertise and a broad range of products delivered where and when our customers need them. Customers rely on us to help them deliver critical infrastructure spanning almost every stage of projects within the residential and non-residential markets. We partner with our customers to keep millions of homes and businesses operating while helping them to run their business more efficiently. No single customer accounted for more than 1% of our net sales in fiscal 2024.
Value-added products and solutions
Our value-added solutions include a variety of sales channels available to our customers ranging from inside and outside sales teams, sales centers, digital commerce capabilities, system-to-system capabilities, counter sales and showrooms. We also offer customized solutions such as virtual design, fabrication, valve actuation, pre-assembly, kitting, installation and project management services. With our value-added solutions, we aim to increase productivity for our customers and for the industry.
We source, distribute and sell products from domestic and international suppliers. Our products include branded products and own brand products that the Company sells exclusively in the market. We purchase from approximately 36,000 suppliers. Over 95% of the products sold in the United States are sourced from U.S.-based suppliers, while approximately 90% of the products sold in Canada are sourced from Canada-based suppliers.
Our branded and own brand products are generally available from several sources and are not typically subject to supply constraints in normal market conditions. In the United States, approximately 14% of net sales are derived from basic products containing significant amounts of commodity-priced materials, predominantly plastic, copper and steel, and other components which can be subject to volatile price changes based upon fluctuations in the commodities market. To a lesser extent, fluctuations in the price of fuel could affect transportation costs. In general, increases in such prices increase our operating costs and negatively impact our operating profit to the extent that such increases cannot be passed on to customers. Conversely, if competitive pressures allow us to hold prices despite relevant raw material prices falling, profitability can increase.
Fulfillment options for our customers include delivery, customer pick-up from our branches, counters and locker locations, and direct shipments.
We also offer after-sales support that comprises warranty, credit, project-based billing, returns and maintenance, repair and operations (“MRO”) support.

Global supply chain
We have a global supply chain which provides access to approximately 36,000 suppliers and we sell more than 1 million unique products each year. We operate an extensive network across North America, including three import centers, 11 regional distribution centers and 1,773 branch locations as of July 31, 2024. Our network also includes four MDCs which provide greater access to key strategic markets and allows us to bring our products closer to our customers. These MDCs include automated picking and replenishment systems for the majority of items picked. This automation improves efficiency and reduces manual handling of certain products which supports associate health and safety.
Competitive conditions
We believe we are well-equipped to win new customers and generate attractive returns. We have leading positions in the residential and non-residential markets based on net sales as a percentage of overall market size. For fiscal 2024, residential and non-residential markets each account for approximately half of our net sales, with net sales within these combined markets balanced between RMI (approximately two-thirds of our net sales) and new construction (approximately one-third of our net sales), based on management’s estimates. We have chosen to operate in each of these markets because we believe we can generate strong growth, solid gross and net margins and good returns on capital.
The markets we serve are highly fragmented with very few large competitors and a high number of small, local distributors, as well as mid-size regional distributors. While our market positions can be expanded through growth of our existing business, acquisitions also remain a core part of our growth strategy and we expect to focus on acquisitions that bolt-on to our existing branch network as well as acquisitions that provide further capabilities to serve our customers. We believe there is a significant opportunity for strong growth and continued consolidation within our markets.
Many customer projects require a range of products and solutions and we leverage our scale and expertise across the organization for the benefit of our customers. Specifically, we believe our network of suppliers, associates and the number of branches and distribution centers provides us with the scale and expertise to serve our customers better than our competitors do, as many of these competitors operate only locally. In addition, we also benefit from significant synergies to help lower operating costs and improve margins. We believe these factors enable continued growth in net sales as well as growth in cash flow and, therefore, may better enable us to provide investment returns to shareholders.
Our scale and expertise position us to be involved in all stages of our customers’ projects, including design, staging, and project management. Across all our customers, we take a consultative approach. We partner with our customers in an effort to guide complex projects to a successful conclusion, and to make the entire project better because Ferguson was involved.
Contractual relationships and seasonality
We are not dependent on any material licenses, industrial, commercial or financial contracts (including contracts with customers and suppliers) or new manufacturing processes. Our business is not highly seasonal although we generally experience the highest volume of sales in our fourth fiscal quarter which begins during the spring season in North America.
Intellectual property
We rely on a combination of intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary assets and our brands. We have registered or applied for registration of trademarks, service marks, and internet domain names, both domestically and internationally.
Regulatory landscape
Our operations are affected by various statutes, regulations and standards in the countries and markets in which we operate, including the United States and Canada. The amount of such regulation and the penalties for any breaches can vary. While we are not engaged in a highly regulated industry, we are subject to the laws governing businesses generally, including laws relating to competition, product safety, data protection, labor and employment practices, accounting and tax standards, international trade, fraud, bribery and corruption, land usage, the environment, health and safety, transportation, payment terms and other matters. We do not currently expect compliance with these laws and regulations to have a material effect on our capital expenditures, results of operations, or competitive position as compared to prior periods.

Human capital management
Our associates are fundamental to the long-term success of the Company. We continue to invest in the development of our associates and are committed to attracting, developing, engaging and retaining the best talent. Our associate base includes a mix of tenured associates and external hires, blended with new talent through acquisitions.
As of July 31, 2024, Ferguson employed approximately 35,000 associates, of which approximately 32,000 were in the United States, 3,000 were in Canada and a small number of associates were in certain other jurisdictions, including Asia, Switzerland, and the U.K.
Our human capital management program is guided by three core pillars, which are aligned with our inclusion and diversity (“I&D”) strategy: attracting top talent, promoting growth, and fostering engagement and retention.
Attracting top talent
We seek the best associates in our industry. Our hiring process is intended to reach a diverse talent pool to assist us in fostering a culture of inclusion and acceptance through differences in thought, experience and perspective.
Promoting growth
We place great emphasis on helping our associates develop and expand their skills. The career paths of our tenured leadership team demonstrate our emphasis in the area. Through internal mobility, many of our leaders shifted from frontline roles to managerial roles. Our learning and development initiatives are designed to foster both immediate and long-term growth, empowering our associates to advance their careers within Ferguson. We offer a variety of leadership and development programs that develop skills and capabilities for our associates and leaders. These programs are tailored to associates’ leadership level and potential. The Company also offers associates professional development courses, many of which are on-demand and targeted at improving technical skills, sales, communication, well-being, critical thinking and relationship management skills.
Fostering engagement and retention
We strive to create an environment where our associates can bring their true, authentic selves to work every day.
Our five Business Resource Groups (“BRGs”) play a role in our effort to enhance the overall well being of our associates, support professional development and create a positive workplace environment. Our BRGs include: BOLD (Black), EmpowHER (Women), Building Pride (LGBTQ+), VALOR (Veterans) and HOLA (Hispanic/Latin American). Membership is open to all our associates and participation is voluntary. Each BRG is led by an executive sponsor, a chair and a leadership team who are voted into their roles by their respective BRG members.
To support engagement and retention of our associates, we conduct an annual survey where associates can provide us with their feedback. From the resulting data, we develop an action plan designed to make improvements in the areas our associates indicated that they value most. In addition, we are committed to supporting our associates as well as customers and people within our communities. Through a variety of outreach efforts, we provide our associates with the opportunity to directly engage in community service.
We offer these development and engagement programs to aid in the growth, engagement and retention of our associates. We believe that these programs, as well as our strategic focus on I&D, support our objective to retain the best talent.
Culture and values
We strive to maintain a culture of integrity and are committed to acting ethically in all our business activities. Our core values provide guidance on ethical situations where there may be uncertainty over how to proceed and set out the standards that we expect of our associates and those who may work on our behalf. Our Code of Business Conduct and Ethics (“Code of Conduct”) is a resource dedicated to helping our associates live by our values and understand Ferguson’s commitment to compliance with all applicable laws and regulations, our Code of Conduct and Company policies. We require new associates to complete our Code of Conduct training upon hire and all current associates to complete our Code of Conduct training on an annual basis.

Compensation and rewards
To help attract and retain talent, we offer our associates rewards that are designed to be market competitive. We regularly assess our total rewards programs, including compensation and recognition programs, in an effort to provide equitable and competitive programs that align with our overall compensation philosophy. We are committed to rewarding our associates based on achievement of organizational goals and individual performance. We offer a variety of health, welfare, and financial benefits to our full-time and part-time associates, including health care and insurance benefits, mental health and well-being resources, retirement plans, and an employee share purchase plan, among others.
We believe acknowledging exceptional performance contributes to company success. We have several established programs to recognize top performing sales associates and managers for their outstanding contributions. We also award associates who demonstrate the highest standards of integrity, teamwork, safety, service and impact.
Health and safety
We strive to drive continuous improvement in our health and safety performance by maintaining high standards for our health and safety compliance programs and training our associates on and enforcing expected safe behaviors and global safety rules. We promote a culture of “first in safety,” which is supported by a commitment from our executive leadership and through engagement with our associates. We endeavor to ensure that at each location, our associates and our contractors are well-informed about health and safety measures and are provided with the appropriate equipment and tools to protect themselves and those around them. Our safety efforts are further supported by the allocation of additional resources for safety improvements and the employment of dedicated safety professionals. Through continuous investment in health and safety, we strive to mitigate the risk of and minimize the exposure to on-the-job injuries.
ESG Report
Additional information regarding our activities related to ESG matters, including our people and human capital management, can be found in our most recent ESG Report, which is available on our website. The contents of this report are not incorporated by reference into this Annual Report or in any other report or document we file with or furnish to the SEC.
Available information
The Company is subject to the informational requirements of the Exchange Act. In accordance with these requirements, the Company files reports and other information with the SEC. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The Company’s website is corporate.ferguson.com. The Company’s reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the SEC.
Any references to the Company’s website contained herein do not constitute incorporation by reference of information contained on such website and such information should not be considered part of this Annual Report.

Item 1A.Risk Factors
Risk factors summary
For a summary of risk factors, see our “Forward-Looking Statements and Risk Factor Summary” on page 1.
Risk factors
In addition to the other information contained in this Annual Report, you should carefully consider the following risk factors before investing in our common stock. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are not aware or that we currently believe are immaterial may also adversely affect the business, financial condition and results of operations of the Company. If any of the possible events described below were to occur, the business, financial condition and results of operations of the Company could be materially and adversely affected. If that happens, the market price of our common stock could decline, and holders of shares of our common stock could lose all or part of their investment.
This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described below and elsewhere in this Annual Report.
Market conditions, competition, financial
Weakness in the economy, market trends, uncertainty and other conditions in the markets in which we operate, particularly in the U.S., may adversely affect the profitability and financial stability of our customers, and could negatively impact our sales growth and results of operations.
Our financial performance depends significantly on industry trends and general economic conditions, including the state of the residential and non-residential markets, as well as changes in gross domestic product in the geographic markets in which we operate, particularly in the U.S. where we generated 95% of our net sales in fiscal 2024. We serve several end markets in which the demand for our products is sensitive to the construction activity, capital spending and demand for products of our customers. Many of these customers operate in markets that are subject to fluctuations resulting from market uncertainty, costs of goods sold, rising interest rates, foreign currency exchange rates, labor shortages, including a shortage of skilled trade professionals, work stoppages and strikes, foreign competition, offshoring of production, oil, natural gas and other commodity prices, energy costs, geopolitical developments and conflicts and any related international response thereto, wage inflation and a variety of other factors beyond our control. In particular, our customers may be affected by the shortage of skilled trade professionals in the U.S. If the shortage continues, it could lead to existing customers delaying the placement of or failing to place additional orders due to a lack of sufficient skilled trade professionals needed to take on additional projects. Any of these factors could cause customers to idle or close facilities, delay purchases, reduce production levels or experience reductions in the demand for their own products or services.
Adverse conditions in, or uncertainty about, the markets in which we operate, the global or regional economy or political climate could also adversely impact our customers and their confidence or financial condition, causing them to decide not to purchase our products or alter the timing of purchasing decisions or construction projects, and could also impact their ability to pay for products purchased from us. Other factors beyond our control, including but not limited to inflation, deflation, slow or stagnant economic growth or recession, government spending, unemployment, interest rate and mortgage rate fluctuations, mortgage delinquency and foreclosure rates, inventory loss due to theft, foreign currency fluctuations, labor and healthcare costs, the availability of financing, disruption in the financial and credit markets, including as a result of instability in the banking sector and the failure of financial institutions, changes in tax laws affecting the real estate industry, product availability constraints as a result of ineffectiveness of or disruption to our domestic or international supply chain or fulfillment networks, weather, cybersecurity incidents or network security breaches, natural disasters, acts of terrorism, acts of war, consumer activism, pandemics or epidemics, international trade tensions, civil unrest and geopolitical conditions, could have a material adverse effect on our business, financial condition and results of operations.

Any of these events could impair the ability of our customers to make full and timely payments for, or reduce the volume of, products these customers purchase from us and could cause increased pressure on our selling prices and terms of sale. Accordingly, a significant or prolonged slowdown in activity in our relevant end markets could negatively impact net sales growth and results of operations. In addition, we have closed and may in the future have to close underperforming branches and/or showrooms from time to time as warranted by general economic conditions and/or weakness in the end markets in which we operate. Such closures could have a material adverse effect on our business, financial condition and results of operations.
We could be adversely impacted by declines in the residential and non-residential markets.
In fiscal 2024, residential markets and non-residential markets each accounted for approximately half of our net sales, with net sales within these combined markets balanced between RMI (approximately two-thirds of our net sales) and new construction (approximately one-third of our net sales). Our end markets are dependent, in part, upon certain macroeconomic trends. For example, in the past we have seen a slowdown in our end markets caused by softer demand, inflation, higher interest or mortgage rates, and other issues in the market. While in the U.S. the pricing environment has declined, uncertainty remains as to the timing of the Federal Reserve reducing interest rates. Should the Federal Reserve defer the timing and/or magnitude of interest rate reductions, it could result in weak or no growth in our end markets. Any slowdown or stagnation may cause unanticipated shifts in our end market preferences and purchasing practices and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer and, in turn, our customers and could have a material adverse effect on our business, financial condition and results of operations.
The industries in which we operate are highly competitive, and changes in competition could result in decreased demand for our products and related service offerings and could have a material adverse effect on our sales and profitability.
We face competition in all markets we serve, including, but not limited to, from other companies of varying size that offer the same or similar products and services, wholesale distributors, supply houses, retail enterprises, online businesses, and manufacturers (including some of our own suppliers) that sell directly to certain segments of the market.
Further, the competitive landscape is dynamic and subject to change. For example, the arrival of new or expansion of existing competitors with lower-cost non-value added transactional business models or new technologies may aggregate demand away from incumbents. In addition, certain competitors may devote more resources to systems development and automation or respond more quickly to emerging technologies (such as generative AI) and changes in customer preferences than we do. Furthermore, the industries in which we operate may be disrupted by non-traditional competitors through acquisitions of traditional competitors to expand their capabilities and/or targeted customer base. These non-traditional competitors, in some cases, have larger customer bases, greater brand recognition and greater resources than we do. Furthermore, this competitor consolidation could cause the industries in which we operate to become more competitive as greater economies of scale are achieved.
Additionally, we have experienced competitive pressure from certain of our suppliers who are now selling their products directly to customers. Our suppliers can often sell their products at lower prices and maintain higher gross margins on their product sales than we can.
Moreover, competition could further intensify in the future as new entrants have increasing interest in our industry. Increased competition may result in reduced net sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition.
In response to these competitive pressures, among other initiatives, we are applying technology as an important medium for delivering better customer service alongside the supply of our products, and to create dedicated tools to save customers time and money. However, such initiatives may take longer than expected, we may not realize the anticipated benefits from such initiatives, and the initiatives may not be successful. In addition, failure to effectively execute our strategies, including the development and acquisition of such new business models or technologies, or to successfully identify future market and competitive pressures, could have a material adverse effect on our business, financial condition and results of operations.

Fluctuating product prices may adversely affect our business, financial condition and results of operations.
Some of our products contain significant amounts of commodity-priced materials, predominantly plastic, copper and steel, and other components that are subject to price changes based upon fluctuations in the commodities market, which can arise from changes in domestic and international supply and demand, general inflationary and deflationary pressures, labor costs, competition, tariffs and trade restrictions and geopolitical conflict, among other factors. To a lesser extent, fluctuations in the price of fuel could affect transportation costs. In addition, shipping capacity constraints and related fluctuations in shipping rates and space availability further impact the product cost. Our ability to adjust prices in a timely manner to account for price fluctuations will often depend on market conditions, our fixed costs, inflation and deflation, and other factors. In the event that circumstances require us to adjust our product prices and operational strategies to reflect fluctuating prices (inflation/deflation), there can be no assurance that such adjustments will be effective. For example, our inability to pass on all or a portion of product price inflation to our customers in a timely manner could reduce our profit margins. Similarly, downward pressure on product prices due to deflation could cause profit margins to decline, particularly in the case of sustained price deflation coupled with increasing costs of operations. Our efforts to monitor for signs of moderation or deflation, which would present risks that we may not be able to totally mitigate, may be ineffective. Any failure to appropriately address some or all of these risks could have a material adverse effect on our business, financial condition and results of operations.
We have funding risks related to our defined benefit pension plans.
We operate a variety of pension plans, including funded and underfunded defined benefit schemes in Canada and the U.K. Our pension trustees and plan sponsors aim to match the liabilities with a portfolio of assets, comprising equity and debt securities alongside diversified growth assets and further investments designed to hedge the underlying interest and inflation risk in the associated liabilities. The market value of these assets can rise and fall over time, which impacts the funding position of the plan. The U.K. defined benefit pension plan (the “U.K. Plan”), our largest defined benefit plan, is closed to future service costs and has a buy-in insurance policy which covers a large proportion of the existing participants.
As required by U.K. pensions regulation, the U.K. Plan completed its triennial actuarial valuation exercise in fiscal 2023, which is measured on a technical provisions basis, based on the U.K. Plan’s financial position as of April 30, 2022. The triennial valuation resulted in a need for deficit reduction contributions of £133 million spread over the period to January 31, 2026, of which we have paid £50 million as of July 31, 2024. New funding requirements will apply to the next triennial valuation of the U.K. Plan (as of April 30, 2025), requiring the plan to target a funding level where dependency on the employer is low. Any additional funding requirements, which could be affected by factors such as a deterioration in economic conditions or changes in actuarial assumptions, could have an adverse effect on our financial condition.
Furthermore, the U.K. pensions regulator could take action (for example civil, criminal, monetary and non-monetary penalties) in situations where the “employer covenant” of a defined benefit plan—the willingness and ability of the sponsor to fund the plan—has been detrimentally affected in a material way or where corporate activity, such as certain corporate activities taken in connection with the Merger, poses a materially detrimental risk to accrued plan benefits. The consequences of successful civil and criminal actions include fines, and (in the case of civil actions) requirements to provide further funding for the plan, for both the sponsor and its connected group companies. In addition, actions by the trustees of our pension plans or any material revisions to the existing pension legislation could result in us being required to incur significant additional costs immediately or in short time frames. Such costs, in turn, could have an adverse effect on our financial condition.
Changes in our credit ratings and outlook may reduce access to capital and increase borrowing costs.
Our credit ratings are based on a number of factors, including our financial strength and factors outside of our control, such as conditions affecting our industry generally and the introduction of new rating practices and methodologies. We cannot provide assurances that our current credit ratings will remain in effect or that the ratings will not be lowered, suspended or withdrawn entirely by the rating agencies. If rating agencies lower, suspend or withdraw the ratings, the market price or marketability of our securities may be adversely affected. Pressure on the ratings could also arise from higher shareholder payouts or larger acquisitions than we have currently planned that result in increased leverage, or in a deterioration in the metrics used by the rating agencies to assess creditworthiness. In addition, any change in ratings could make it more difficult for us to raise capital on acceptable terms, impact the ability to obtain adequate financing and result in higher interest costs on future financings.

We may not be able to access the capital and credit markets on terms that are favorable to us.
We may seek access to the capital and credit markets to supplement our existing funds and cash generated from operations for working capital, capital expenditure and debt service requirements and other business initiatives. Capital and credit markets may experience volatility and disruption from time to time, which can lead to uncertainty and liquidity issues for both borrowers and investors. In the event of adverse market conditions, we may be unable to obtain capital or credit market financing on favorable terms, which could have a material adverse effect on our business, financial condition and results of operations.
Potential regional or global barriers to trade or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.
Trade tensions between the U.S. and China have escalated over the past several years which resulted in elevated tariffs. The current U.S. presidential administration has not taken action to roll these back. Following the Office of United States Trade Representative’s (the “USTR”) quadrennial review of the tariffs imposed on China-origin goods pursuant to Section 301 of the Trade Act of 1974 (the “U.S. Trade Act”), in May 2024, the USTR recommended that tariffs on products from China would continue at current rates or have their rates raised. Rates on certain steel and aluminum products under Section 301 will increase from 0-7.5% to 25% in 2024.
This process and the change in the U.S. presidential administration resulting from the 2024 election may or may not change these tariff actions and it remains unclear what additional, new, or different actions, if any, will be taken by the U.S., China, or other governments with respect to international trade agreements, the imposition of tariffs on goods imported into the U.S., the erection of barriers to trade, tax policy related to international commerce, or other trade matters. The potential removal of some of the tariffs and trade actions and the respective deflationary impact could have an effect on our business, financial condition and results of operations. At this point in time, it remains to be seen what effects, if any, the current administration will have on a long-term comprehensive agreement on tariffs between the U.S. and China.
Our strategy could be materially adversely affected by our indebtedness.
We had total debt of $3.9 billion as of July 31, 2024. We may incur substantial additional indebtedness in the future, in particular in connection with future acquisitions which remain a core part of our strategy, some of which may be secured by some or all of our assets. Our overall level of indebtedness from time to time may have an adverse effect on our strategy, including requiring us to dedicate portions of our cash flow to payments on our debt, thereby reducing funds available for reinvestment in the business; restricting us from securing financing, if necessary, to pursue acquisition opportunities; limiting our flexibility in planning for, or reacting to, changes in our business and industry; limiting our ability to purchase, redeem or retire our common stock; and placing us at a competitive disadvantage compared to our competitors that have lower levels of indebtedness. In addition, our indebtedness exposes us to the risk of increased interest rates because a portion of our borrowings are at variable rates of interest.
We may need to refinance some or all of our debt upon maturity either on terms which could potentially be less favorable than the existing terms or under unfavorable market conditions, which may also have an adverse effect on our strategy. Our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.
Fluctuations in foreign currency may have an adverse effect on reported results of operations.
We are exposed to foreign currency exchange rate risk with respect to the USD relative to the local currencies of our international subsidiaries, predominantly CAD, arising from transactions in the normal course of business (such as sales and loans to wholly owned subsidiaries, sales to third-party customers, and purchases from suppliers). Our only significant foreign currency exchange exposure from a net sales perspective is CAD. Fluctuations in foreign currency exchange rates could affect our results of operations and impact reported net sales and net income.

Our ability to pay dividends or effect other returns of capital in the future depends, among other things, on our financial performance.
There can be no guarantee that our historical performance will be repeated in the future, particularly given the competitive nature of the industry in which we operate, and our net sales, net income and cash flow may significantly underperform market expectations. If our cash flow underperforms market expectations, then our capacity to pay a dividend or effect other returns of capital (including, without limitation, share repurchases) may be negatively impacted. Any decision to declare and pay dividends or to effect other returns of capital will be made at the discretion of the Board and will depend on, among other things, Delaware corporate law, restrictions, if any, on the payment of dividends and/or capital returns in our financing arrangements, our financial position, retained earnings/net income, working capital requirements, interest expense, general economic conditions and other factors that the Board deems appropriate from time to time.
We cannot guarantee that our share repurchase program will be fully consummated or that our share repurchase program will enhance long-term shareholder value, and share repurchases could increase the volatility of the price of our common stock and could diminish our liquidity.
As of July 31, 2024, Ferguson had completed approximately $3.1 billion of its previously announced $4.0 billion share repurchase program with approximately $0.9 billion remaining under its share repurchase program. The timing and actual number of shares of common stock to be repurchased will depend on a variety of factors including cash availability and other market conditions. The share repurchase program could affect the price of our shares and increase volatility and we may suspend or terminate the share repurchase program at any time, which may result in a decrease in the trading price of our shares. The existence of a share repurchase program could also cause the price of our shares of common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our shares of common stock. Additionally, repurchases under our share repurchase program could diminish our liquidity.
The Company is a holding company with no business operations of its own and depends on its subsidiaries for cash, including in order to pay dividends.
The Company is a holding company with no independent operations and is dependent on its operating subsidiaries to generate cash, including in order to pay dividends to its shareholders. The Company’s ability to pay dividends to its shareholders therefore depends on the ability of its subsidiaries to service intercompany loans, distribute profits and/or pay dividends, general economic conditions and other factors that the Board deems significant from time to time. The Company’s distributable reserves can be affected by reductions in profitability, impairment of assets and severe market turbulence.
Operations and technology
If our domestic or international supply chain or our fulfillment network for our products is ineffective or disrupted for any reason, or if these operations are subject to trade policy changes, our business, financial condition and results of operations could be adversely affected.
We source, distribute and sell products from domestic and international suppliers, and their ability to reliably and efficiently fulfill our orders is critical to our business success. As of July 31, 2024, we had approximately 36,000 suppliers located in various countries around the world.
Our business could be negatively impacted by a serious disruption in the movement of products through our supply chain or by an increase in the cost of such products, including due to any of the following or other factors beyond our control: financial instability among key suppliers; global or regional political unrest, disputes or war, or labor unrest, in source countries or elsewhere in our supply chain; changes in the total costs in our supply chain (including, but not limited to, changes in fuel and labor costs and currency exchange rates); port or rail labor disputes and security; the outbreak or resurgence of pandemics or epidemics; weather- or climate-related events; natural disasters; work stoppages or strikes; shipping capacity constraints or embargoes; changes in trade policy and any trade restrictions; tariffs or duties; fluctuations in currency exchange rates; or transport availability, capacity and costs. Additionally, as we add fulfillment capabilities or pursue strategies with different fulfillment requirements, our fulfillment network becomes increasingly complex and operating it becomes more challenging. If our fulfillment network does not operate properly or if a supplier fails to deliver on its commitments, we could experience delays in inventory availability at our distribution facilities and branches, increased delivery costs or lack of availability, any of which could lead to lower net sales and decreased customer confidence, and adversely affect our results of operations. Furthermore, more of our existing suppliers may decide to supply products directly to end users that are our existing or potential customers, which could have a detrimental effect on our ability to keep and procure customers, and maintain and win business, thereby having a material adverse effect on our business, financial condition and results of operations.

Execution of our operational strategies could prove unsuccessful, which could have a material adverse effect on our business, financial condition and results of operations.
To achieve our key priorities, we must drive profitable growth across our operational businesses by fulfilling customer needs, capitalizing on attractive markets and growth opportunities and achieving planned execution. Meeting customer needs through comprehensive and differentiated products and solutions that support our customers’ projects is a key part of our strategy to drive profitable growth. If service levels were to significantly decrease, customers might purchase from our competitors instead, resulting in reduced net sales, lower operating margins, reduced profitability, loss of market share and/or diminished brand recognition.
Development of our operating model is a key part of driving profitable growth. If we are not sufficiently agile in adapting our operating model, we may be unable to adapt to changing customer wants and/or to flex our cost base when required. Moreover, we may not successfully execute our strategic initiatives on expected timelines or at all, including through failure to have the right talent in place or to achieve internal alignment or coordination. Any failure to appropriately address some or all of these risks could damage our reputation and have a material adverse effect on our business, financial condition and results of operations.
We may not rapidly identify or effectively respond to direct and/or end customers’ wants, expectations or trends, which could adversely affect our relationship with customers, our reputation, the demand for our products and our market share.
The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics, as well as customer wants, preferences and expectations, while also managing appropriate inventory levels and maintaining sufficient staffing to deliver an excellent customer experience. It is difficult to successfully predict the products and solutions that customers will require. In addition, the customers in the markets we serve have different needs and expectations, many of which evolve as the demographics in a particular market change. Inventory levels in excess of customer demand due to the difficulty of calibrating demand for such products, the concentration of demand for a limited number of products, difficulties in product sourcing, or rapid changes in demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate customer demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers and negatively impact customer relationships. Moreover, as we manage our cost base and resource allocation, our total number of associates may decrease due to natural attrition, decisions not to backfill open positions, or targeted headcount reductions. A failure to serve our customers on their required timeframes, including due to lack of available associates, could have a material adverse effect on our business, financial condition and results of operations.
We offer more localized assortments of our products to appeal to needs within each end market. If we do not successfully evolve and differentiate to meet the individual needs and expectations of, or within, a particular end market, we may lose market share.
We are continuing to invest in our e-commerce and omni-channel capabilities and other technology solutions, including investments in incremental upgrades to our enterprise-wide resource planning systems, to simplify our customer propositions and to optimize the supply chain and branch network to be more efficient and to deliver a more efficient business for our customers.
The cost and potential problems and interruptions associated with these initiatives could disrupt or reduce the efficiency of our online and in-store operations in the near term, lead to product availability issues and negatively affect our relationship with our customers. Furthermore, accomplishing these initiatives will require a substantial investment in additional information technology associates and other specialized associates. We may face significant competition in the market for these resources and may not be successful in our hiring efforts. Failure to choose the right investments and implement them in the right manner and at the right pace could adversely affect our relationship with customers, our reputation, the demand for our products and solutions, and our market share. In addition, our branch and omni-channel initiatives, enhanced supply chain, and new or upgraded information technology systems might not provide the anticipated benefits and could impose substantial capital expenditures. It might take longer than expected to realize the anticipated benefits, cost more than budgeted, or all or part of the initiatives might fail altogether, each of which could adversely impact our competitive position and our business, financial condition, results of operations or cash flows.

Acquisitions, partnerships, joint ventures, dispositions and other business combinations or strategic transactions involve a number of risks, any of which could result in the benefits anticipated not being realized and could have an adverse effect on our business, financial condition and results of operations.
Acquisitions are an important part of our growth model and we regularly consider and enter into strategic transactions, including mergers, acquisitions, investments and other growth, market and geographic expansion strategies, with the expectation that these transactions will result in increases in sales, profits, cost savings, synergies and various other benefits.
During fiscal 2024, 2023, and 2022, we completed a total of 10, 8, and 17 acquisitions, respectively. We may not realize any anticipated benefits from such transactions or partnerships, or any future ones, and we may be exposed to additional liabilities and risks from any acquired business or joint venture (including but not limited to risks associated with cybersecurity incidents, unknown claims and disputes by third parties against the companies we acquire, and business disruption related to inability to retain associates of the acquired entity). In addition, we may be exposed to litigation in connection with our acquisition and partnership transactions. Our due diligence investigations may fail to identify all of the problems, liabilities or other challenges associated with an acquired business which could result in an increased risk of unanticipated or unknown issues or liabilities, including with respect to environmental, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective. Furthermore, we may have trouble identifying suitable acquisition targets in the future or the targets we identify and pursue may not result in the realization of the benefits we expect or any benefit at all.
Our ability to deliver the expected benefits from any strategic transactions that we do complete is subject to numerous uncertainties and risks, including our acquisition assumptions; our ability to integrate personnel, labor models, financials, customer relationships, supply chain and logistics, IT and other systems successfully; business culture incompatibility; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; product quality compliance of new suppliers; and increasing the scope, geographic diversity and complexity of our operations.
Effective internal controls are necessary to provide reliable and accurate financial reports, and the integration of businesses may create complexity in our financial systems and internal controls and make them more difficult to manage. Integration of businesses into our internal control system could cause us to fail to meet our financial reporting obligations. Moreover, any failure to integrate, or delay in integrating, IT systems of acquired businesses could create an increased risk of cybersecurity incidents. Additionally, any impairment of goodwill or other assets acquired in a strategic transaction or charges to earnings associated with any strategic transaction, may materially reduce our profitability. Following integration, an acquired business may not produce the expected margins or cash flows. Our shareholders, vendors or customers may react unfavorably to substantial strategic transactions. Furthermore, we may finance these strategic transactions by incurring additional debt or issuing equity, which could increase leverage or impact our ability to access capital in the future.
If we fail to qualify for supplier rebates or are unable to maintain or adequately renegotiate our rebate arrangements, our results of operations could be materially adversely affected.
Many of our products are purchased pursuant to rebate arrangements that entitle us to receive a rebate based on specified purchases. Some arrangements require us to purchase minimum quantities and result in higher rebates with increased quantities of purchases. These rebates effectively reduce the costs of our products, and we manage our business to take advantage of these programs. Rebate arrangements are subject to renegotiation with our suppliers from time to time. In addition, consolidation of suppliers may result in the reduction or elimination of rebate programs in which we participate. If we fail to qualify for these rebates or are unable to renew rebate programs on desirable terms, or a supplier materially reduces or stops offering rebates, our costs could materially increase, and our gross margins and net income could be materially adversely affected.

If we are unable to protect our sensitive data and information systems against data corruption, cybersecurity incidents or network security breaches, or if we are unable to provide adequate security in the electronic transmission of sensitive data, it could adversely affect our business, financial condition and results of operations.
We may face global cybersecurity threats, which may range from uncoordinated individual attempts to sophisticated and targeted measures, known as advanced persistent threats, directed at us and our customers, suppliers, and service providers. Cybersecurity incidents and network security breaches may include, but are not limited to, attempts to access or unauthorized access of information, exploitation of vulnerabilities (including those of third-party software or systems), computer viruses, ransomware, denial of service (“DoS”) and other electronic security breaches. Cyber-attacks from computer hackers and cyber criminals and other malicious internet-based activity continue to increase generally, and our services and systems, including the systems of our outsourced service providers, have been and may in the future continue to be the target of various forms of cybersecurity incidents such as Domain Name System attacks, wireless network attacks, viruses and worms, malicious software, ransomware, application centric attacks, peer-to-peer attacks, business email compromises and phishing attempts, backdoor trojans and distributed DoS attacks. Furthermore, given that new technologies continue to emerge, the methods used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and continue to grow in sophistication. Accordingly, we may be unable to anticipate or detect such attacks or promptly and effectively respond to them. For example, the rapid evolution of AI and machine learning technologies and the implementation of pilot programs integrating generative AI into both our internal and external-facing systems may intensify our cybersecurity risks.
While we have instituted safeguards for the protection of our information systems and believe we use reputable third-party service providers, during the normal course of business, we and our service providers have experienced and expect to continue to experience cyber-attacks on our information systems, and we and our service providers may be unable to protect sensitive data and/or the integrity of our information systems. A cybersecurity incident could be caused by malicious third parties using sophisticated methods to circumvent firewalls, encryption and other security defenses. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they have been launched against a target. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures.
As a result, we or our service providers could experience errors, interruptions, delays, or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations and be costly, time-consuming and resource-intensive to remedy. As a result, we could forego net sales or profit margins if we are unable to operate. Furthermore, if critical information systems fail or otherwise become unavailable, our ability to process orders, maintain proper levels of inventories, collect accounts receivable and disburse funds could be adversely affected. Any such interruption of our information systems could also subject us to additional costs. Loss of customer, supplier, associate, or other business information could disrupt operations, damage our reputation, and expose us to claims from customers, suppliers, financial institutions, regulators, payment card associations, associates, and others, any of which could have a material adverse effect on our business, financial condition and results of operations. For further information on our cybersecurity risk management and governance, see Part I, Item 1C of this Annual Report.

We are required to maintain the privacy and security of personal information in compliance with U.S. and certain international privacy and data protection regulations. Failure to meet the requirements could harm our business and damage our reputation with customers, suppliers, and associates.
We rely on IT systems, networks, products, and services, some of which are managed by service providers to protect our information. Increased information security threats and more sophisticated threat actors pose a risk to our information security program. Additionally, we collect, store, and process personal information relating to our customers, suppliers, and associates. This information is increasingly subject to a variety of U.S. and international laws and regulations that are constantly changing and becoming more complex, such as the General Data Protection Regulation, as enacted in the European Union and the U.K., Canada’s Personal Information Protection and Electronic Documents Act, and the California Consumer Privacy Act (the “CCPA”). These laws and regulations may carry significant potential penalties for non-compliance. For example, in the U.S. the CCPA, which came into effect in January 2020, has given California consumers more control over the personal information that businesses collect about them. The law created new data privacy rights for California consumers and requires certain businesses who collect personal information from California consumers to comply with various data protection requirements. Further, in November 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents. The CPRA, which became enforceable in July 2023, significantly amends the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of businesses conducting activities in California in the areas of data protection and security. Businesses like ours that are subject to the CCPA who fail to comply with the CCPA may be subject to fines and penalties per incident of non-compliance and class action lawsuits in the event of a data breach of sensitive personal information. Other U.S. states continue to enact or are proposing or have enacted similar laws related to the protection of consumer personal information.
Data privacy and data protection laws and regulations are typically intended to protect the privacy of personal information that is collected, processed, transmitted, and stored in or from the governing jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between a company and its subsidiaries, including associate information. While we have invested and continue to invest significant resources to comply with data privacy regulations, many of these regulations are new, complex, and subject to interpretation. To maintain compliance with these laws, we may incur increased costs to continually evaluate and modify our policies and processes and to adapt to new legal and regulatory requirements. Non-compliance with these laws could result in negative publicity, damage to our reputation, penalties, or significant legal liability. Our business and operations could also be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business.
A failure of a key information technology system or process could adversely affect the operations of our business.
Technology systems and data are fundamental to the operations, future growth and success of our business. In managing our business, we rely on the integrity and security of, and consistent access to, data from these systems such as sales, customer data, merchandise ordering, inventory replenishment and order fulfillment. A major disruption of the information technology systems and their backup mechanisms may cause us to incur significant costs to repair the systems, experience a critical loss of data and/or result in business interruptions.
For these information technology systems and processes to operate effectively, we rely on our service providers to continue to support and maintain them. Furthermore, we must retain and recruit information technology associates and other specialized associates that can operate, maintain and update these systems. In addition, our systems and the third-party systems on which we rely are subject to damage or interruption from a number of causes, including: power outages; infrastructure or network failures; aging of technology assets; computer and telecommunications failures; cybersecurity incidents, including the use of ransomware; catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, or other natural disasters; a pandemic or epidemic outbreak or resurgence; acts of war or terrorism; and design or usage errors by our associates, contractors or service providers. We and our service providers seek to maintain our respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, utilizing all reasonable and appropriate means available. However, such efforts may not be successful.

We rely on data centers and other technologies and services provided by third parties in order to manage our cloud-based infrastructure and operate our business. If any of these services becomes unavailable or otherwise is unable to serve our requirements due to extended outages, interruptions, facility closure, or because it is no longer available on commercially reasonable terms, expenses could increase and our operations could be disrupted or otherwise impacted until appropriate substitute services, if available, are identified, obtained, and implemented, which could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, while we regularly evaluate potential upgrades and enhancements to our information technology systems and processes, we may be unable to make such upgrades on a timely basis or at all due to a lack of specialized associates or insufficient resources. Aging technology may inhibit our efficiency and future growth as well as increase the likelihood of system interruption or failure.
We are subject to payment-related risks that could increase our selling, general and administrative expenses, expose us to fraud or theft, subject us to potential liability, and potentially disrupt our business.
We accept payments using a variety of methods, including cash, checks, credit and debit cards, PayPal and electronic payments, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our selling, general and administrative expenses. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business.
The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or be subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types, potential changes to our payment systems that may result in higher costs, or loss of business. As a result, our business, financial condition and results of operations could be adversely affected.
Also, certain of our customers, suppliers or other third parties may seek to obtain products fraudulently from, or submit fraudulent invoices to, us. We have sought to put in place a number of processes and controls to minimize opportunities for fraud. However, if we are unsuccessful in detecting fraudulent activities, we could suffer loss directly and/or lose the confidence of our customers and/or suppliers, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, our operations are working capital intensive, and our inventories, accounts receivable and accounts payable are significant components of our net asset base. We manage our inventories and accounts payable through our purchasing policies and our accounts receivable through our customer credit policies. We perform periodic credit evaluations of our customers’ financial condition, and collateral is generally not required. We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness based on reports we receive from independent external credit bureaus, and we provide a reserve for accounts that we believe to be uncollectible. A significant deterioration in the economy, including as a result of any public health crisis or any geopolitical conflict could have an adverse effect on collecting our accounts receivable, including longer payment cycles, increased collection costs and defaults. In addition, if customers fail to pay within terms of our customer credit policies, we may enforce lien and bond rights, which could lead to customer dissatisfaction and loss. If we fail to adequately manage our product purchasing or customer credit policies, our working capital and financial condition may be adversely affected.
A public health crisis could have a material adverse impact on our business and results of operations.
A public health crisis, such as a pandemic or epidemic, and associated government restrictions to prevent its spread, could have a material adverse impact on our business, results of operations and financial condition as well as the operations of some of our suppliers. For example, the COVID-19 pandemic resulted in supply chain disruptions and caused significant disruption in the U.S. and Canadian economies, including due to the restrictive measures adopted to prevent its spread and general market unpredictability.

A widespread public health crisis may decrease demand for our products and solutions due to public reaction to the health crisis or actions taken by governmental or other regulatory organizations to control or otherwise limit the effects of the public health crisis. This crisis may also limit labor availability that could adversely impact manufacturing and distribution throughout the supply chain and limit the availability of product from our suppliers. Depending on the ultimate scope and duration of the supply chain disruptions, we may experience increases in product costs which we may not be able to pass on to our customers, loss of sales due to lack of product availability or potential customer claims from the inability to provide products in accordance with contractual terms. In addition, if significant numbers of associates, key personnel and/or senior management become unavailable due to sickness, legal requirements or self-isolation, our operations could be disrupted. Measures taken in response to a public health crisis could adversely impact our ability to retain and attract associates, including key personnel. While we are unable to predict the likelihood, timing, magnitude and duration of a public health crisis and the associated effects to our business, a public health crisis and any associated supply chain disruption, labor market impact, recession, or depression could have a material adverse effect on our business, financial condition and results of operations and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
People, products and facilities
In order to compete, we must attract, retain and motivate key associates, and the failure to do so could have an adverse effect on our business, financial condition and results of operations.
We believe the quality of our associates provides us with the capabilities and expertise to serve our customers better than our competitors do. Our ability to execute on this strategy depends, to a significant extent, on having an adequate number of qualified associates, including those in senior leadership, managerial, technical, sales, marketing and support positions. A failure to maintain an adequate number of associates with appropriate skill sets and talent could delay the execution of our operational strategies, result in loss of institutional knowledge and reduce our supply of future management skill.
Competition in our industry for both existing and new talent is significant. We experience pressure regarding increases to wages, more flexible work arrangements, including remote and hybrid work, and expanded benefit offerings. Moreover, in the past, we have experienced volatility in our stock price, and we may experience such volatility again in the future, which may make it more difficult and expensive to recruit and retain associates, particularly senior leadership, through equity-based compensation. While our retention rates have not changed materially, we have experienced, and may continue to experience, extended lead times in backfilling roles, due in part to changing workforce dynamics and the lack of a sufficient number of people qualified for skilled roles. Although we believe we generally offer competitive employment packages, we can provide no assurance that our efforts to attract and retain associates will be successful. Our failure to do so could have an adverse effect on our business, financial condition and results of operations.
Attracting and retaining experienced, skilled associates must be balanced with managing overall labor costs. In addition to measures we take to remain attractive in a competitive labor market, other external factors such as changing workforce demographics, labor market related employment laws and regulations, and increased health and insurance costs adversely affect our labor costs. We may also on occasion be subject to labor union organization efforts which may impact cost and operational flexibility. If the tight labor market persists, this may increase our costs to maintain our workforce as well as negatively impact our business, financial condition and results of operations.
Failure to achieve and maintain a high level of product and service quality and comply with responsible sourcing standards could damage our reputation and negatively impact our business, financial condition and results of operations.
To continue to be successful, we must continue to preserve, grow and leverage the value of our brand and our product brands in the marketplace. Reputational value is based in large part on perceptions of subjective qualities. Even an isolated incident, such as a high-profile product recall, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if such incident or incidents result in adverse publicity, governmental investigations or litigation, and, as a result, could tarnish our brand and lead to adverse effects on our business.
In particular, product quality and service issues, including as a result of our suppliers’ or manufacturers’ acts or omissions, could negatively impact customer confidence in our product brands and our product portfolio. As we do not have direct control over the quality of the products manufactured or supplied by third-party suppliers, we are exposed to risks relating to the quality of the products we distribute. If our product or service offerings do not meet applicable safety standards or customers’ expectations regarding safety or quality or are alleged to have quality issues or to have caused personal injury or other damage, or our supplier does not meet our expectations on responsible sourcing outlined in our supplier code of conduct, we could experience lower net sales and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. In addition, actual, potential or perceived product safety concerns could result in costly product recalls.

We seek to enter into contracts with suppliers which provide for indemnification from any costs associated with the provision of defective products. However, there can be no assurance that such contractual rights will be obtained or would be adequate, or that related indemnification claims will be successfully asserted by us. Moreover, our ability to recover damages from foreign sources of supply may be more difficult and expensive.
The nature of our operations may expose our associates, contractors, customers, suppliers and other individuals to health and safety risks and we may incur property, casualty or other losses not covered by our insurance policies and damage to our reputation.
The nature of our operations can expose our associates, contractors, customers, suppliers and other individuals, including the motoring public, to health and safety risks, which can lead to loss of life or severe injuries or illness. Such risks include, but are not limited to, potential exposure to public health crises, infectious diseases and viruses. Any such injuries, illness or loss of life could harm our reputation and reduce customer demand and expose us to the potential for litigation from third parties.
Although we maintain insurance we believe to be sufficient to cover estimated health and safety risks including product liability, health and safety in our operations, vehicle and driver related claims and other types of claims in various jurisdictions, there can be no assurance that such insurance will provide adequate coverage against potential claims. If we do not have adequate contractual indemnification or insurance available, such claims could have a material adverse effect on our business, financial condition and results of operations.
We occupy most of our facilities under non-cancelable leases with terms of 10 years or less. We may be unable to renew leases on favorable terms or at all. Also, when we close a facility, we may remain obligated under the applicable lease.
Most of our branches are located in leased premises. Many of our current leases are non-cancelable and typically have initial terms of around 5 to 10 years, with options to renew for specified periods of time. There can be no assurance that we will be able to renew our current or future leases on favorable terms or at all which could have an adverse effect on our ability to operate our business and on our results of operations. In addition, we make decisions to close certain facilities from time to time. When we close or cease to use a facility, we generally remain committed to perform our obligations under the applicable lease, which include, among other things, payment of the base rent for the balance of the lease term.
We have risks related to the management and protection of our facilities and inventory, including risks of personal injury to customers, suppliers or associates.
We have office, showroom, counter, warehouse and distribution facilities located in all regions in which we operate which may be at risk for criminal acts that could impact our operations, financial performance or reputation. No security or audit program is 100% effective. There is a risk that our security programs will not prevent the occurrences of break-ins, theft, property damage, and workplace violence, including violent criminal acts such as interpersonal violence or an active shooter or mass casualty/damage event. Moreover, such programs may not be implemented as intended. In the current climate of global and regional political uncertainty and social unrest, a security breach could result in significant facility damage or loss, loss of inventory or personal injury to customers, suppliers or associates. There is a risk that inventory controls and facility security will fail, resulting in inventory shrinkage or loss due to inadequate inventory tracking or misconduct of associates, customers, vendors or other third parties. Moreover, our inventory is located across our distribution facilities and branches, and the disaggregated nature of our inventory could result in a failure to accurately record the existence and condition of our inventory. Any such security incidents, inventory loss or failure to maintain accurate records related to our inventory could have a material adverse effect on our business, financial condition, results of operations or reputation.

Regulatory and legal
Changes in tax law or interpretations thereof could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to income taxes in the U.S. and various other countries globally. Changes in tax laws, regulations and treaties, or the interpretation thereof can and do occur. Significant judgment is required for determining the Company’s tax liabilities, and the Company’s tax returns are periodically examined by various tax authorities. The ultimate resolution of any tax matters may result in payments greater or less than amounts accrued, which could have a negative impact on our provision for income taxes. In addition, our future earnings and the value of our deferred tax assets and liabilities could be negatively impacted by further changes in tax legislation, including changes in tax rates, tax laws and changes in the rules for earnings repatriations in the U.S. or other countries. For example, the current U.S. presidential administration has proposed a higher U.S. federal corporate tax rate and increased taxation of offshore income. Further, in July and October 2021, the OECD/G20 Inclusive Framework agreed on the general rules for redefined jurisdictional taxation rights and a global minimum tax. In December 2022, the European Union member states voted unanimously to adopt a Directive implementing the Pillar Two (global minimum tax) rules giving member states until December 31, 2023 to implement the Directive into national legislation. Certain jurisdictions in which we operate, under the OECD/G20 Inclusive Framework, have enacted legislation that adopts a subset of such rules effective for tax years beginning after January 1, 2024, with the remaining rules becoming effective January 1, 2025. The application of tax law is subject to interpretation. Additionally, administrative guidance can be incomplete or vary from legislative intent, and therefore the application of the tax law is uncertain. While we believe the positions reported by the Company comply with relevant tax laws and regulations, we could be subject to tax audits and taxing authorities could interpret our application of certain laws and regulations differently. Future tax controversy matters may result in previously unrecorded tax expenses, higher future tax expenses or the assessment of interest and penalties which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, the location of tax residence of Ferguson (Jersey) Limited (f/k/a Ferguson plc) could be challenged. If such entity were to cease, or failed, to maintain its place of central management and control in the location of its tax residency, our ability to rely on specific tax treaty benefits could be impacted, potentially causing withholding taxes on dividends and interest payments made by certain of our subsidiaries to increase while taxes on certain unrealized gains could possibly be imposed.
Our tax expenses and liabilities are also affected by factors other than changes in law, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special or extraterritorial tax regimes, changes in foreign exchange rates, changes in our stock price, changes to our forecasts of income and loss and the mix of jurisdictions to which they relate, and changes in our tax assets and liabilities and their valuation. In the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Significant judgment is required in evaluating and estimating our tax expenses, assets, and liabilities.
Our own brand products subject us to certain increased risks such as regulatory, product liability and reputational risks that could have an adverse effect on our business, results of operations and financial condition.
As we expand our own brand product offerings organically and through acquisitions, we may become subject to increased risks due to our greater role in the design, sourcing, marketing and sale of those products. The risks include greater responsibility to administer and comply with applicable regulatory requirements, increased potential product liability and product recall exposure, and increased potential legal and reputational risks related to the responsible sourcing of those products. To effectively execute on our own brand product differentiation strategy, we must also be able to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties. In addition, an increase in sales of our own brand products may adversely affect sales of our suppliers’ products, which in turn could adversely affect our relationships with certain of our suppliers. Further, the development of our own brand products may require us to make investments in specialized personnel and operating systems, increase marketing efforts and reallocate resources away from other uses. Any failure to appropriately address some or all of these risks could damage our reputation and have an adverse effect on our business, results of operations and financial condition.

We are and may continue to be involved in legal proceedings in the course of our business, and while we cannot predict the outcomes of those proceedings and other contingencies with certainty, some of these outcomes may adversely impact our business, financial condition, results of operations and cash flows.
We are and may continue to be involved in legal proceedings such as negligence, consumer and employment and other litigation that arises from time to time in the course of our business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these litigation matters are resolved on unfavorable terms, or if our estimates regarding legal provisions accounting or our insurance coverage are incorrect. Shareholders are also able to pursue derivative actions on behalf of the Company, for, among other things, alleged breaches of fiduciary duties by our directors and officers. If we face such litigation, it could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.
Litigation is inherently unpredictable, and the outcome of some of these proceedings and other contingencies could require us to take or refrain from taking actions which could adversely impact the business or could result in excessive verdicts. Any such outcome could have an adverse effect on our business, financial condition, results of operations and cash flows. Additionally, involvement in these lawsuits and related inquiries and other proceedings may involve significant expense, divert management’s attention and resources from other matters, and negatively affect our reputation.
Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters, could significantly affect our financial results or financial condition.
Accounting standards and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition and net sales, asset impairment, impairment of goodwill and other intangible assets, inventories, lease obligations, self-insurance, tax matters, pensions and litigation, are complex and involve many subjective assumptions, estimates and judgments. Changes in accounting standards or their interpretation or changes in underlying assumptions and estimates or judgments could significantly change our reported or expected financial performance or financial condition.
We are subject to various risks related to the local and international nature of our business, including domestic and foreign laws, regulations and standards. Failure to comply with such laws and regulations or the occurrence of unforeseen developments such as litigation, investigations, governmental proceedings or enforcement actions could adversely affect our business.
Our business operates in the U.S. and Canada and is subject to specific risks of conducting business in different jurisdictions across these countries and other parts of the world, including Barbados, China, South Korea, Switzerland, Taiwan, Thailand, Trinidad and Tobago, U.K. and Vietnam. Our business is subject to a wide array of domestic and international laws, regulations and standards in jurisdictions where we operate, including advertising and marketing regulations, anti-bribery and corruption/money laundering laws, anti-competition regulations, data privacy and data protection (including payment card industry data security standards) and cybersecurity requirements (including protection of information and incident responses), occupational health and safety regulations, consumer product safety regulations, consumer protection laws, cash and electronic payment regulations and industry standards, environmental protection laws, foreign exchange controls and cash repatriation restrictions, government business regulations applicable to us as a government contractor selling to federal, state and local government entities, import and export requirements, intellectual property laws, labor laws, product compliance laws, fleet and driver related laws, supplier regulations regarding the sources of supplies or products, tax laws, zoning laws, unclaimed property laws and laws, regulations and standards applicable to other commercial matters. Moreover, we are also subject to audits and inquiries by government agencies in the normal course of business. These laws, regulations and standards are often complex, subject to change and subject to varying interpretations, and compliance therewith may be subject to varying degrees of scrutiny. Moreover, we are also subject to audits and inquiries by government agencies in the normal course of business.
In recent years, a number of new laws and regulations have been adopted, and there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. For example, in recent years, there has been a steady increase in antitrust enforcement activity. The change in the U.S. presidential administration and possible congressional seat turnover as a result of the 2024 election cycle may result in increased regulatory uncertainty. Any changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations could increase our costs of doing business or impact our operations, including, among other factors, as a result of required investments in technology and the development of new operational processes.

Failure to comply with any of these laws, regulations and standards could result in civil, criminal, monetary and non-monetary penalties as well as potential damage to our reputation. Furthermore, while we have implemented policies and procedures designed to facilitate compliance with these laws, regulations and standards, there can be no assurance that associates, contractors or agents will not violate such laws, regulations and standards or our policies. Any failure to comply with or violation of the various laws, regulations and standards to which we are subject could individually or in the aggregate have a material adverse effect on our business, financial condition, results of operations and cash flows.
Ownership of Shares of our Common Stock
The obligations associated with being a public company require significant resources and management attention and result in significant legal and financial compliance costs, and changing laws, regulations and standards are creating uncertainty for public companies.
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the listing requirements of the NYSE and LSE, the Market Abuse Regulation, Disclosure Guidance and Transparency Rules and other applicable securities rules and regulations. The Exchange Act requires that we file annual and other reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Any failure to maintain effective controls or any difficulties encountered implementing required new or improved controls could cause us to fail to meet our reporting obligations, which could have a material adverse effect on our business and the trading price of our common stock.
In addition, changing laws, regulations and standards relating to corporate governance, ESG matters, and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, as well as certain legal challenges, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies or as pending or future litigation is resolved. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested, and expect to continue to invest, resources to comply with evolving laws, regulations and standards, and this investment may result in increased operating expenses and a diversion of management’s time and attention from sales-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, or differ from new legal interpretations resulting from related litigation, regulatory authorities or others may initiate legal proceedings against us and our business, financial condition, results of operations and cash flow could be adversely affected.
Corporate responsibility, specifically related to ESG matters, may impose additional costs and expose us to new risks.
Public ESG and sustainability reporting is becoming more broadly expected by regulators, investors, shareholders and other third parties. Ongoing focus on ESG matters by investors, customers and other parties as described below may impose additional costs or expose us to new risks. Moreover, stakeholder expectations and standards on ESG matters continue to evolve and may diverge. If we do not adapt to or comply with such investor, customer or other stakeholder expectations, or if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer from reputational damage or be precluded from doing business with certain customers and our business, financial condition and/or the market price of our common stock could be materially and adversely affected.

Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or sustainability metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers, and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions or take other actions to hold these corporations and their boards of directors accountable. I&D and climate change ESG topics have, in particular, received heightened attention from investors, shareholders, lawmakers and listing exchanges. We may face reputational damage in the event our corporate responsibility initiatives or objectives, including with respect to I&D or climate matters, do not meet the standards set by our regulators, investors, shareholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in certain customers purchasing competing products as well as the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead.
In addition, as we continue to align with the recommendations of the Task Force on Climate-Related Financial Disclosures, the Sustainability Accounting Standards Board, and our own ESG assessments and priorities, we have expanded and, in the future, may continue to expand our disclosures in these areas. These ESG reporting disclosure frameworks and reporting standards continue to evolve. Our selection of disclosure frameworks and reporting standards and information voluntarily disclosed may change from time to time and may result in a lack of consistent or meaningful comparative data from period to period, as well as significant revisions to ESG goals, initiatives, commitments, or objectives or reported progress in achieving the same. Our failure to report accurately or achieve progress on our ESG-related goals, targets or metrics on a timely basis, or at all, could adversely affect our reputation, business, financial condition and results of operations. Statements regarding our ESG-related goals reflect our current plans and aspirations; our ESG-related policies, practices and goals are voluntary and subject to change at our discretion. Further, our ESG and I&D-related initiatives and goals may not be favored by certain stakeholders, whose priorities and expectations may not align or may be opposed to one another, which could result in public scrutiny or reputational damage, and could impact the attraction and retention of investors, customers and employees. Efforts to achieve our initiatives and goals, including collecting, measuring and reporting ESG information, involve operational, reputational, financial, legal and other risks and may result in additional costs or delays, and as a result may have a negative impact on us, including our brand, reputation and the market price of our common stock.
The price of our common stock may be subject to market price volatility and its market price may decline disproportionately in response to developments that are unrelated to our operating performance.
The market price of our shares has been and may in the future be volatile and subject to wide fluctuations. The market price of our common stock may fluctuate as a result of a variety of factors including, but not limited to, general global and regional economic and political conditions, period to period variations in operating results, changes in net sales or net income estimates by us, industry participants or financial analysts, our failure to meet our stated guidance, our failure to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, changes in our capital allocation policy, the discovery of material weaknesses and other deficiencies in our internal control and accounting procedures, and the other factors discussed in this Item 1A. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investor confidence in us may be adversely affected and, as a result, the value of our common stock may decline.

Furthermore, while the Company is expected to maintain a standard listing on the LSE in addition to its primary listing on the NYSE, there may be volatility in our share price as a result of the turnover in our shareholder base to the U.S. following the Merger. In addition, the market price of our common stock could also be adversely affected by developments unrelated to our operating performance, such as the operating and share price performance of other companies that investors may consider comparable to us, speculation about us in the press or the investment community, unfavorable press, strategic actions by competitors (including acquisitions and restructurings), changes in market conditions, regulatory changes, broader market volatility and movements and delay in our inclusion in North American indices. Any or all of these factors could result in material fluctuations in the market price of our common stock, which could lead to investors getting back less than they invested or a total loss of their investment. In addition, where the market price of a company’s shares have been volatile, the shareholders of such company may file securities class action litigation against that company based on various claims such as securities fraud and other violations of securities laws. While we have not been a target of this type of litigation, we may be in the future. The defense and disposition of litigation of this type could result in substantial costs and divert resources and the time and attention of our management, which could materially and adversely affect our business, financial condition or results of operations.
The Amended and Restated Certificate of Incorporation of Ferguson Enterprises Inc. (the “Certificate of Incorporation”) provides that the Court of Chancery of the State of Delaware (the “Court of Chancery”) will be the exclusive forum for substantially all disputes between the Company and its stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, employees, agents or stockholders.
The Certificate of Incorporation provides that, subject to certain exceptions, the Court of Chancery will, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) by, or other wrongdoing by, any current or former director, officer, employee, agent or stockholder of the Company to the Company or its stockholders, (iii) any action asserting a claim against the Company or any current or former director, officer, employee, agent or stockholder of the Company arising out of or relating to any provision of Delaware General Corporation Law (“DGCL”), the Certificate of Incorporation or the Amended and Restated Bylaws of Ferguson Enterprises Inc. (the “Bylaws”), (iv) any action to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the Bylaws, (v) any action asserting a claim against the Company or any current or former director, officer, employee, agent or stockholder of the Company governed by the internal affairs doctrine, (vi) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL or (vii) any action as to which the DGCL confers jurisdiction on the Court of Chancery. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Certificate of Incorporation provides that, unless the Company consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the U.S. will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), against the Company or any director, officer, employee or agent of the Company.
These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers, employees, agents or stockholders and this limitation may have the effect of discouraging lawsuits or make our securities less attractive to investors. For example, stockholders who bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to the Company than to its stockholders.
It should also be noted that Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Due to such concurrent jurisdiction, there is uncertainty as to whether a court would enforce the exclusive forum provision in the Certificate of Incorporation in respect of causes of action arising under the Securities Act against the Company or any director, officer, employee or agent of the Company. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against the Company, its directors, officers, employees, agents or stockholders in a venue other than in the federal district courts of the U.S. In such instance, the Company would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of the Certificate of Incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and we cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provisions in the Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

The Certificate of Incorporation provides that any person purchasing or otherwise acquiring or holding any interest in shares of capital stock of the Company shall be deemed to have notice of and to have consented to the exclusive forum provisions described above. However, these exclusive forum provisions may not apply to suits brought to enforce a duty or liability vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, such as those created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.
Item 1B.Unresolved Staff Comments
None.
Item 1C.Cybersecurity
Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. We maintain a strategic plan to protect our information and to manage and mitigate emerging cybersecurity threats. Our cybersecurity team, led by our Chief Information Security Officer (“CISO”), oversees our cybersecurity efforts on a day-to-day basis. Our cybersecurity team, in partnership with third parties, designs, implements and operates our data security and cybersecurity programs, risk assessments, monitoring procedures, and training programs for our associates.
Cybersecurity risk management is integrated into our overall enterprise risk management program (“ERM Program”) and our cybersecurity, legal, infrastructure, privacy and other cross-functional teams work together to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. Cybersecurity risk management is also integrated into our broader risk management framework through information technology general controls that are independently tested by our Internal Audit team and the findings reported to the Audit Committee.
As part of our cybersecurity risk management and strategy, the Company invests in processes, resources and incremental technical defenses to help prevent, identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a timely manner. We have enterprise-level compliance processes, policies and insurance coverage in place, including related to data protection and cybersecurity. We utilize the ISO 27001:2022 information security standard to drive our risk assessment and to identify and prioritize technology and process investments. Additionally, Ferguson maintains a Security Operations Center (“SOC”) with enterprise event visibility.
The Company maintains a Cybersecurity Incident Response Plan (“CIRP”) that establishes a foundation for capture, containment, escalation, and response to cybersecurity events across the Company. The CIRP details how the Company, including the SOC and cybersecurity team, prioritize and respond to cybersecurity events and incidents, including when and how incidents are escalated to key members of management who in turn determine whether further escalation to the Audit Committee or Board is appropriate. The CIRP also includes actions designed to enhance processes and responsiveness to address and prevent future incidents.
Ferguson invests in associate training and education to prevent cyber attacks, including customized, role-based training provided to targeted internal audiences. In addition, we conduct periodic awareness campaigns and regular phishing email simulation tests to reinforce prior training and promote ongoing awareness of risks. We also periodically conduct tabletop exercises with management and other associates to practice cyber incident response and to improve our processes and strategies.
In addition, Ferguson regularly engages with independent third-party partners, including cybersecurity assessors, consultants, and auditors, to assess and consult on our cybersecurity capabilities, prioritize areas of risk and assist with execution of our risk management systems and strategic plans. Our collaboration with these third parties includes regular audits, threat assessments, and consultation on security enhancements. To mitigate data or security incidents that may originate from third-party suppliers, we have a third-party risk management program that works to classify service provider or business partner risk based on several factors, including but not limited to data type accessed and/or retained. Using a risk-based approach, we perform diligence and security risk assessments for certain vendors and service providers, including appropriate obligations in our contractual arrangements where applicable.

As of the date of this Annual Report, cybersecurity incidents and risks, separately or in aggregate, have not materially affected our business strategy, results of operations, and financial condition. However, we face ongoing risks from cybersecurity threats and there can be no assurance that our security efforts and measures, and those of our third-party vendors, will prevent breakdowns or incidents to our or our third-party vendors’ systems that could adversely affect our business. See “Risk Factors—If we are unable to protect our sensitive data and information systems against data corruption, cybersecurity incidents or network security breaches, or if we are unable to provide adequate security in the electronic transmission of sensitive data, it could adversely affect our business, financial condition and results of operations” and “—A failure of a key information technology system or process could adversely affect the operations of our business” in Item 1A of this Annual Report for more information on our cybersecurity-related risks.
Governance
Role of the Board
Our Board is ultimately responsible for the risk oversight of the Company, including risks from cybersecurity threats. The Board has delegated to the Audit Committee responsibility for monitoring the overall adequacy and effectiveness of the ERM Program, and the Audit Committee is specifically charged with discussing the Company’s cybersecurity risk exposures and the steps management has taken to monitor and control these exposures. The Board and/or the Audit Committee receives periodic reports, briefings and presentations on data protection and cybersecurity matters from senior information technology leaders, including our Chief Digital and Information Officer (“CDIO”) and CISO, as well as from our Internal Audit team. In addition, our Chief Legal Officer provides reports on the ERM Program. Periodically, our Board receives reports and/or presentations on cybersecurity matters prepared by third-party cybersecurity experts. In addition to these Board and Audit Committee updates, our CIRP provides that significant developments or incidents, even if immaterial to the Company, will be reviewed regularly by a cross-functional team to determine whether further escalation to the Audit Committee or Board is appropriate, enabling Audit Committee and Board oversight that is timely and responsive.
Role of Management
Pursuant to our ERM Program charter, our Executive Committee is responsible for assessing and managing the Company’s exposure to enterprise risks. The Executive Committee is composed of the CEO and his direct reports, including the CDIO. Our CISO and the cybersecurity teams are primarily responsible for identifying, assessing, monitoring and managing our cybersecurity threats. They receive information regarding cybersecurity incidents and threats from the SOC and through internal escalation procedures detailed in the CIRP. The CISO then provides periodic reports to the Executive Committee, including reporting on significant cybersecurity incidents and resulting remedial actions, the cybersecurity team’s strategic plan, the results of associate trainings, and any other notable cybersecurity matters.
Our CISO has 25 years of industry experience, including in developing and leading cybersecurity risk management programs for Fortune 100 companies. Additionally, our CISO and members of the cybersecurity team hold a number of industry recognized certifications, such as Certified Information Systems Security Professional, Payment Card Industry Data Security Standard Internal Security Assessor, Certified Information Security Manager, Certified in Risk and Information Systems control, and Certified Ethical Hacker, among others.

Item 2.Properties
The Company’s corporate headquarters and management office are located at 751 Lakefront Commons, Newport News, Virginia, 23606. We believe our facilities are maintained in good operating condition and sufficient to meet our present operating needs.
The following table presents our principal facilities as of July 31, 2024:

Location / Segment	Facility & Use	Total locations	Owned locations	Leased locations	Square feet
United States	Regional Distribution Centers(1)	10	90%	10%	6,541,697
United States	Market Distribution Centers	3	67%	33%	1,603,988
United States	Branches	1,549	17%	83%	46,530,951
Canada	Regional Distribution Center	1	—%	100%	292,395
Canada	Market Distribution Centers	1	—%	100%	160,616
Canada	Branches	224	21%	79%	3,251,454
(1)Includes one owned building on leased land.
Item 3.Legal Proceedings
The Company is from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. With respect to such lawsuits, claims and proceedings, the Company records reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not expect any of its pending legal proceedings to have a material adverse effect on its results of operations, financial position, or cash flows. In accordance with Item 103 of Regulation S-K, we have adopted a $1 million disclosure threshold for certain proceedings under environmental laws to which a governmental authority is a party, as we believe matters under this threshold are not material to the Company. The Company maintains liability insurance for certain risks that are subject to certain self-insurance limits.
Item 4.Mine Safety Disclosures
Not applicable.
Information about our Executive Officers
Set forth below is a list of names and ages of the executive officers of the Company indicating all positions and offices with the Company held by each such person and each person’s principal occupations or employment during the past five years unless otherwise noted. Our executive officers do not have a specific term of office.
Kevin Murphy, age 54, President & Chief Executive Officer and Director. Mr. Murphy was appointed as a Director in August 2017 and as Chief Executive Officer in November 2019. In connection with the Merger, Mr. Murphy’s title changed to President & Chief Executive Officer. Mr. Murphy has served as chief executive officer of Ferguson Enterprises, LLC (“FEL”), the Company’s U.S. operating subsidiary, since 2017. Prior to that, he was chief operating officer of FEL from 2007 to 2017. Mr. Murphy joined Ferguson in 1999 as an operations manager following Ferguson’s acquisition of his family’s business, Midwest Pipe and Supply, and went on to hold a number of leadership positions before his eventual appointment as the Company’s Chief Executive Officer.
Bill Brundage, age 48, Chief Financial Officer and Director. Mr. Brundage was appointed as a Director and Chief Financial Officer in November 2020. Mr. Brundage has served as the chief financial officer of FEL since 2017, and previously served at FEL as senior vice president of finance from 2016 to 2017 and vice president of finance since 2008. Mr. Brundage joined Ferguson in 2003 as manager of finance and was promoted to corporate controller of FEL two years later. Previously, Mr. Brundage spent five years at PricewaterhouseCoopers in the U.S. as a senior associate. Mr. Brundage is a Certified Public Accountant.
Ian Graham, age 56, Chief Legal Officer & Corporate Secretary. Mr. Graham serves as the Chief Legal Officer & Corporate Secretary. Mr. Graham joined the Company as Group General Counsel in May 2019. Prior to joining the Company, he was Senior Vice President, General Counsel and Secretary for BAE Systems, Inc. from 2010 to 2019. Prior to that he held senior roles at EMCORE Corporation, UUNET Technologies, Jenner & Block LLP and McKenna & Cuneo LLP.

Michael Jacobs, age 63, Senior Vice President – Supply Chain. Mr. Jacobs was appointed Senior Vice President – Supply Chain in February 2017. He is responsible for managing all aspects of the supply chain processes within Ferguson and developing a supply chain strategy that meets performance objectives and customer expectations. Prior to Ferguson, Mr. Jacobs held various roles at Keurig Green Mountain, including Chief Product Officer and Chief Logistics Officer, where he led the re-engineering of Keurig’s supply chain. Prior to Keurig, Mr. Jacobs served as Senior Vice President, Logistics for Toys “R” Us, where he led store, ecommerce and omni-channel fulfillment globally.
Victoria Morrissey, age 57, Chief Marketing Officer. Ms. Morrissey was appointed as Chief Marketing Officer in May 2021. With more than 20 years of diversified experience, Ms. Morrissey was most recently responsible for Global Marketing and Brand at Caterpillar Inc. from 2017 to 2021, where she led a global team with oversight of brand, digital marketing, analytics, customer insights and customer experience. Prior to this, she led brand and content marketing at Grainger. In addition to her industry experience, Ms. Morrissey worked at several agencies, including WPP, one of the world’s largest advertising agencies.
Andy Paisley, age 56, Chief Digital and Information Officer. Mr. Paisley became the Chief Digital and Information Officer for Ferguson in June 2023 after joining the Company in January 2023 as the Chief Information Officer. He is responsible for overseeing Digital Commerce, Digital Engineering, Digital Data, User Experience and Commerce Operations. Prior to joining Ferguson, Mr. Paisley served as the chief information officer of Dollar Tree, Inc. from December 2020 until 2022, Old Dominion Freight Line, Inc. from 2017 to 2020 and Advance Auto Parts, Inc. from 2014 to 2017, where he aligned the technology strategy with business strategy and improved the digital experience for associates and customers.
Jake Schlicher, age 60, Senior Vice President – Strategic Development. Mr. Schlicher was named Senior Vice President – Strategic Development in February 2019. He focuses on developing strategies that help make our customers’ complex projects simple, successful and sustainable. Mr. Schlicher joined Ferguson in 1999 through the acquisition of L&H Supply. Since then, Mr. Schlicher has held numerous positions including Director of the Residential Business Group, Vice President of Private Label, Vice President of the Strategic Products Group, and Vice President of the Commercial Business. In March 2016, he was named Senior Vice President of Ferguson Facilities Supply and, in November 2017, he was named Senior Vice President Strategic Brand Development.
Allison Stirrup, age 48, Chief Human Resources Officer. Ms. Stirrup was promoted to Chief Human Resources Officer in August 2024. She joined the Company in 1998 as a trainee and has held several progressive leadership positions over her 26-year career at Ferguson. Ms. Stirrup began her career with Ferguson as a Showroom Consultant and later Showroom Manager, prior to transitioning into human resources in 2003 as a Corporate Recruiter. Ms. Stirrup held a number of leadership positions including Manager of College Recruiting, Manager of Recruiting, Director of Talent Management, and Senior Director of Talent Development. From April 2018 to March 2021, Ms. Stirrup served as Senior Director of HR – Blended. Most recently, she served as Vice President – HR Business Partners from March 2021 to August 2024.
Bill Thees, age 57, Senior Vice President. Mr. Thees serves as Senior Vice President, having previously served as Senior Vice President of Business and Sales of Ferguson between 2018 and 2024. He provides leadership and direction to the Waterworks and Fire & Fabrication customer groups, the Own Brand Business, enterprise-wide Sales, Operations and Wolseley Canada. Mr. Thees began his career with Ferguson in 1990 as a trainee at the Orlando, Florida Waterworks location. Since then, he has held several key positions, including Branch Manager, General Manager and District Manager. Mr. Thees assumed leadership for the Waterworks Business Group in 2007 and was promoted to Vice President in 2009.
Garland Williams, age 49, Senior Vice President – Blended. Mr. Williams serves as Senior Vice President – Blended, having previously served as Senior Vice President between 2022 and 2024 and as Senior Vice President of Customer Experience and Canada between 2021 and 2022. He provides strategic leadership across parts of the business and has profit and loss responsibilities for the Residential Trade Plumbing, Residential Building and Remodel, Residential Digital Commerce, Commercial/Mechanical, HVAC, Industrial and Facilities Supply businesses. Mr. Williams joined the organization as a trainee in July 1996 and has held several progressive roles over his 27-year career with Ferguson. This has included inside and outside sales, Branch and Area Manager, General Manager, District Manager, Vice President of Residential Trade Plumbing, and Vice President of Customer Experience and Canada.

Part II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market information
The principal United States trading market for Company shares is the NYSE, where the Company’s shares of common stock are traded under the symbol “FERG.” The Company’s principal foreign public trading market for Company shares is the LSE, where the Company’s shares of common stock are traded under the symbol “FERG.”
Holders
As of September 20, 2024, there were 3,758 holders of record of our shares of common stock.
Dividends
The Company currently anticipates that cash dividends will continue to be paid on a quarterly basis in amounts comparable to dividends paid in prior periods.
Performance graph
This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The performance graph below compares the cumulative total shareholder return of the Company’s shares since July 31, 2019, with the cumulative total return for the same period of the S&P 500 Stock Index and the S&P 500 Industrials Stock Index. The graph assumes the investment of $100 in our shares at the closing price of our shares on the LSE prior to the Company’s listing on the NYSE on March 11, 2021, and on the NYSE on and following such date, and in each of the indices as of the market close on July 31, 2019 and also assumes the reinvestment of dividends. Performance data for the Company is provided as of the last trading day of each relevant fiscal year. The share price performance graph is not necessarily indicative of future share price performance.

	As of July 31,
	2019	2020	2021	2022	2023	2024
Ferguson Enterprises Inc.(1)	$100	$121	$194	$178	$236	$330
S&P 500 Stock Index	100	112	153	146	165	201
S&P 500 Industrials Stock Index	100	94	138	130	152	179
(1)LSE data used from August 1, 2019 through March 10, 2021 with GBP values converted to USD using the daily foreign exchange rate. NYSE data used from March 11, 2021 onwards.

Unregistered sales of equity securities and use of proceeds
None.
Purchases of equity securities by the issuer and affiliated purchasers

(In millions, except share count and per share amount)	(a) Total Number of Shares Purchased	(b) Average Prices Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(1)	(d) Maximum Value of Shares Yet To Be Purchased Under the Program(1)
May 1 - May 31, 2024	398,243	$214.37	398,243	$1,025
June 1 - June 30, 2024	341,037	201.41	341,037	956
July 1 - July 31, 2024	259,016	202.78	259,016	904
	998,296		998,296

(1) In September 2021, the Company announced a program to repurchase up to $1.0 billion of shares. In March 2022, September 2022, June 2023 and June 2024, the Company announced increases of $1.0 billion, $0.5 billion, $0.5 billion and $1.0 billion, respectively, bringing the total authorized repurchase program to $4.0 billion. As of July 31, 2024, the Company had completed $3.1 billion of the total authorized repurchase program.
Item 6.[Reserved].

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to convey management’s perspective regarding the Company’s operational and financial performance and should be read in conjunction with the consolidated financial statements and related notes contained in this Annual Report. The discussion in this Annual Report generally focuses on fiscal 2024 compared to fiscal 2023. A discussion of our results of operations and changes in financial condition for fiscal 2023 compared to fiscal 2022 has been excluded from this report, but can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations of the Annual Report on Form 10-K filed by Ferguson plc with the SEC on September 26, 2023 for fiscal 2023.
The following discussion contains trend information and forward-looking statements. Actual results could differ materially from those discussed in these forward-looking statements, as well as from our historical performance, due to various factors, including, but not limited to, those discussed in the “Risk Factors” and “Forward-Looking Statements and Risk Factor Summary” sections and elsewhere in this Annual Report.
Overview
Ferguson is a value-added distributor serving the specialized professional in the residential and non-residential North American construction market. We help make our customers’ complex projects simple, successful and sustainable by providing expertise and a wide range of products and services from plumbing, HVAC, appliances, and lighting to PVF, water and wastewater solutions, and more. Ferguson is headquartered and managed in Newport News, Virginia with its operations and associates solely focused on North America.
The following table presents highlights of our annual performance:

	For the years ended July 31,
(In millions, except per share amounts)	2024	2023
Net sales	$29,635	$29,734
Operating profit	2,652	2,659
Net income	1,735	1,889

Earnings per share - diluted	8.53	9.12

Net cash provided by operating activities	1,873	2,723

Supplemental non-GAAP financial measures:(1)
Adjusted operating profit	2,824	2,917
Adjusted earnings per share - diluted	9.69	9.84

(1) The Company uses certain non-GAAP measures, which are not defined or specified under accounting principles generally accepted in the United States (“U.S. GAAP”). See the section titled “Non-GAAP Reconciliations and Supplementary Information.”
For fiscal 2024, net sales decreased by 0.3%, primarily driven by price deflation of approximately 2%, mainly within certain commodity categories, and to a lesser extent, lower sales volume. These decreases were partially offset by incremental sales from acquisitions and the benefit of one additional sales day in fiscal 2024 compared with fiscal 2023.
For fiscal 2024, operating profit decreased 0.3% (adjusted operating profit decreased 3.2%) compared to fiscal 2023. The year-over-year decline was primarily due to higher operating costs driven by inflation, partially offset by not having the software impairment and other charges recorded in fiscal 2023.
For fiscal 2024, diluted earnings per share was $8.53 (adjusted diluted earnings per share: $9.69), decreasing 6.5% compared with the prior year due to lower net income and the impact of one-time, non-cash deferred tax charges of $137 million in fiscal 2024 in connection with the Merger, partially offset by not having the software impairment and other charges recorded in fiscal 2023, as well as the impact of share repurchases. Adjusted diluted earnings per share decreased 1.5%, primarily due to the lower adjusted operating profit, partially offset by the impact of the Company’s share repurchases.

Net cash provided by operating activities decreased to $1.9 billion for fiscal 2024 compared with $2.7 billion for fiscal 2023, primarily reflecting lower net income after adjusting for non-cash items, as well as higher working capital with inventory levels stabilizing in line with customer demand. During fiscal 2024, the Company invested $260 million in acquisitions and $372 million in capital expenditures to meet the Company’s strategic objectives.
Results of Operations
The table below summarizes the Company’s consolidated statements of earnings for the periods indicated.

	For the years ended July 31,
(In millions)	2024	2023
Net sales	$29,635	$29,734
Cost of sales	(20,582)	(20,709)
Gross profit	9,053	9,025
Selling, general and administrative expenses	(6,066)	(5,920)
Impairments and other charges	—	(125)
Depreciation and amortization	(335)	(321)
Operating profit	2,652	2,659
Interest expense, net	(179)	(184)
Other expense, net	(9)	(11)
Income before income taxes	2,464	2,464
Provision for income taxes	(729)	(575)
Income from continuing operations	$1,735	$1,889
Income from discontinued operations (net of tax)	—	—
Net income	$1,735	$1,889
Net sales
Net sales were $29.6 billion in fiscal 2024, a decrease of $0.1 billion, or 0.3%, compared with the same period in 2023. The decrease in net sales was primarily driven by price deflation of approximately 2%, mainly within certain commodity categories, and to a lesser extent, lower sales volume, as well as the impact of foreign currency exchange rates of 0.1%. These decreases were partially offset by incremental sales from acquisitions of 1.8% and the benefit of an additional sales day of 0.4% in the year-over-year comparison. The Company’s decrease in sales was primarily driven by lower year-over-year sales in the United States residential markets.
Gross profit
Gross profit was $9.1 billion in fiscal 2024 and approximately flat compared with fiscal 2023. Gross profit as a percent of sales was 30.5% in fiscal 2024 compared with 30.4% in the prior year with the increase reflecting favorable product mix, partially offset by price deflation in net sales within certain commodity categories.
Selling, general and administrative expenses (“SG&A”)
SG&A expenses in fiscal 2024 increased $146 million, or 2.5%, compared with fiscal 2023. SG&A as a percentage of sales was 20.5% and 19.9% in fiscal 2024 and fiscal 2023, respectively. The increase in SG&A as a percent of sales primarily reflects the impact of wage and infrastructure cost inflation, corporate restructuring costs and the impact of acquisitions.
Net interest expense
Net interest expense was $179 million in fiscal 2024 compared with $184 million in fiscal 2023. The decrease in net interest expense was primarily due to lower average borrowings in fiscal 2024.

Income tax expense
Income tax expense was $729 million for fiscal 2024, an increase of $154 million compared with fiscal 2023. The Company’s effective tax rate was 29.6% for fiscal 2024 compared with 23.3% for fiscal 2023. The increase in income tax expense and the increase in the effective tax rate were primarily driven by one-time, non-cash deferred tax charges of $137 million due to the elimination of certain pre-existing U.K. tax attributes of the Company as part of the Merger.
Net income
Net income for fiscal 2024 was $1.7 billion, a decrease of $154 million, or 8.2%, compared with fiscal 2023 due to the elements described in the sections above.
Segment results of operations for fiscal 2024 and fiscal 2023
The Company’s reportable segments are the United States and Canada based on how the Company manages its business and allocates resources, which is on a geographical basis. The Company’s measure of segment profit is adjusted operating profit which is defined as profit before tax, excluding central and other costs, restructuring costs, amortization of acquired intangible assets, net interest expenses, as well as other items typically recorded in net other (expense) income such as (loss)/gain on disposal of businesses, pension plan changes/closure costs and amounts recorded in connection with the Company’s interests in investees. For further segment information, see Note 2, Revenue and segment information of the Notes to the Consolidated Financial Statements.
United States

	For the years ended July 31,
(In millions)	2024	2023
Net sales	$28,195	$28,291
Adjusted operating profit	2,820	2,892
Net sales for the United States segment were $28.2 billion in fiscal 2024, a decrease of $0.1 billion, or 0.3%, compared with the prior year. The decrease in net sales was primarily driven by price deflation of approximately 2%, mainly within certain commodity categories, and to a lesser extent, lower sales volume. These decreases were partially offset by incremental sales from acquisitions of 1.7% and the benefit of one additional sales day of 0.4% in the year-over-year comparison. Net sales in the residential markets decreased by 2.4%, driven by lower sales in new construction reflecting housing starts and permit activity that were below prior year levels, as well as lower sales in RMI. Net sales growth in the non-residential markets, was 1.9%, with growth in the civil/infrastructure and commercial markets.
Adjusted operating profit in the United States was $2.8 billion, a decrease of $0.1 billion, or 2.5%, compared with the prior year, primarily reflecting the impact of wage and infrastructure cost inflation.
Canada

	For the years ended July 31,
(In millions)	2024	2023
Net sales	$1,440	$1,443
Adjusted operating profit	60	76
Net sales for the Canada segment were $1,440 million in fiscal 2024, a decrease of $3 million, or 0.2%, compared with the prior year. This decrease in net sales was primarily due to lower sales volumes, as well as a 1.3% unfavorable impact from foreign currency exchange rates. These impacts were partially offset by incremental sales from acquisitions of 2.7%, price inflation of approximately 1% and the benefit of one additional sales day of 0.5%.
Adjusted operating profit for the Canada segment decreased compared with the prior year, primarily due to higher operating costs compared with the same period of prior year.

Non-GAAP Reconciliations and Supplementary Information
The Company reports its financial results in accordance with U.S. GAAP. However, the Company believes certain non-GAAP financial measures provide users of the Company’s financial information with additional meaningful information to assist in understanding financial results and assessing the Company’s performance from period to period. These non-GAAP financial measures include adjusted operating profit, adjusted net income and adjusted earnings per share (“adjusted EPS”) - diluted. Management believes these measures are important indicators of operations because they exclude items that may not be indicative of our core operating results and provide a better baseline for analyzing trends in our underlying businesses, and they are consistent with how business performance is planned, reported and assessed internally by management and the Company’s Board of Directors. Such non-GAAP adjustments include amortization of acquired intangible assets, discrete tax items, and any other items that are non-recurring. Non-recurring items may include various restructuring charges, gains or losses on the disposals of businesses which by their nature do not reflect primary operations, as well as certain other items deemed non-recurring in nature and/or that are not a result of the Company’s primary operations. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These non-GAAP financial measures should not be considered in isolation or as a substitute for results reported under U.S. GAAP. These non-GAAP financial measures reflect an additional way of viewing aspects of operations that, when viewed with U.S. GAAP results, provide a more complete understanding of the business. The Company strongly encourages investors and shareholders to review the Company’s financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
Reconciliation of net income to adjusted operating profit
The following table reconciles net income (U.S. GAAP) to adjusted operating profit (non-GAAP):

	For the years ended July 31,
(In millions)	2024	2023
Net income	$1,735	$1,889
Income, discontinued operations (net of tax)	—	—
Income from continuing operations	1,735	1,889
Provision for income taxes	729	575
Interest expense, net	179	184
Other expense, net	9	11
Operating profit	2,652	2,659
Corporate restructurings(1)	28	—
Impairments and other charges(2)	—	125
Amortization of acquired intangibles	144	133
Adjusted operating profit	$2,824	$2,917
(1)For fiscal 2024, corporate restructuring costs related to incremental costs in connection with the Merger.
(2)For fiscal 2023, impairments and other charges related to the $107 million in software impairment charges and $18 million in charges associated with the closure of certain smaller, underperforming branches in the United States.

Reconciliation of net income to adjusted net income and adjusted EPS - diluted
The following table reconciles net income (U.S. GAAP) to adjusted net income and adjusted EPS - diluted (non-GAAP):

	For the years ended July 31,
(In millions, except per share amounts)	2024		2023
		per share(1)		per share(1)
Net income	$1,735	$8.53	$1,889	$9.12
Corporate restructurings(2)	28	0.14	—	—
Impairments and other charges(3)	—	—	125	0.60
Amortization of acquired intangibles	144	0.71	133	0.64
Discrete tax adjustments(4)	101	0.49	(36)	(0.17)
Tax impact on non-GAAP adjustments(5)	(36)	(0.18)	(73)	(0.35)
Adjusted net income	$1,972	$9.69	$2,038	$9.84

Diluted weighted average shares outstanding	203.5		207.2
(1)Per share on a dilutive basis.
(2)For fiscal 2024, corporate restructuring costs related to incremental costs in connection with the Merger.
(3)For fiscal 2023, impairments and other charges related to the $107 million in software impairment charges and $18 million in charges associated with the closure of certain smaller, underperforming branches in the United States.
(4)For fiscal 2024, discrete tax adjustments primarily related to one-time, non-cash deferred tax charges of $137 million, resulting from the elimination of certain pre-existing U.K. tax attributes as part of the Merger, partially offset by the release of uncertain tax positions, as well as the tax treatment of certain compensation items that were not individually significant. For fiscal 2023, discrete tax adjustments primarily related to the release of uncertain tax positions following the lapse of statute of limitations, as well as adjustments in connection with amended returns.
(5)For fiscal 2024, the tax impact of non-GAAP adjustments primarily related to the amortization of acquired intangibles. For fiscal 2023, the tax impact on non-GAAP adjustments primarily related to the impairments and other charges and amortization of acquired intangibles.

Liquidity and Capital Resources
The Company believes its current cash position coupled with cash flow anticipated to be generated from operations and access to capital should be sufficient to meet its operating cash requirements for the next 12 months and will also enable the Company to invest and fund acquisitions, capital expenditures, dividend payments, share repurchases, required debt payments and other contractual obligations through the next several fiscal years. The Company also anticipates that it has the ability to obtain alternative sources of financing, if necessary.
Cash flows
As of July 31, 2024 and 2023, the Company had cash and cash equivalents of $571 million and $601 million, respectively. In addition to cash, the Company had $2.2 billion of available liquidity from undrawn debt facilities as of July 31, 2024.
As of July 31, 2024, the Company’s total debt was $3.9 billion. The Company anticipates that it will be able to meet its debt obligations as they become due.
Cash flows from operating activities

	As of July 31,
(In millions)	2024	2023
Net cash provided by operating activities	$1,873	$2,723
Net cash provided by operating activities was $1.9 billion in fiscal 2024 and $2.7 billion in fiscal 2023. This decrease was primarily driven by changes in inventory, along with the timing of receivables collections and lower net income in fiscal 2024 after adjusting for non-cash charges. In fiscal 2024, inventory levels have stabilized in line with customer demand compared to fiscal 2023 where inventory was decreasing to normalized levels following periods of supply chain disruption. These decreases in cash flow were partially offset by a net increase in payables, due to the timing of vendor payments.
Cash flows from investing activities

	As of July 31,
(In millions)	2024	2023
Net cash used in investing activities	($601)	($1,054)
Net cash used in investing activities was $0.6 billion in fiscal 2024 compared with $1.1 billion in fiscal 2023.
Capital expenditure totaled $372 million and $441 million in fiscal 2024 and fiscal 2023, respectively. These investments were primarily for strategic projects to support future growth, such as new market distribution centers, our branch network and new technology. In addition, the Company invested $260 million and $616 million in new acquisitions in fiscal 2024 and fiscal 2023, respectively.
Cash flows from financing activities

	As of July 31,
(In millions)	2024	2023
Net cash used in financing activities	($1,313)	($1,807)
Net cash used in financing activities was $1.3 billion and $1.8 billion in fiscal 2024 and 2023, respectively.
Dividends paid to shareholders were $784 million and $711 million in fiscal 2024 and 2023, respectively.
Share repurchases under the Company’s announced share repurchase program were $634 million and $908 million in fiscal 2024 and 2023, respectively.
Net proceeds from debt were $145 million compared to net repayments of debt of $155 million in fiscal 2024 and 2023, respectively. In fiscal 2024, the Company had net borrowings of $200 million under the Receivables Facility (as defined below), partially offset by the repayment of $55 million in connection with the maturity of certain Private Placement Notes (as defined below). In fiscal 2023, the Company made $405 million in net repayments on the Receivables Facility and repaid $250 million due to the maturity of certain Private Placement Notes, partially offset by borrowings of $500 million in term loans.

Reinvestment of unremitted earnings
We consider foreign earnings of specific subsidiaries to be indefinitely reinvested. As of July 31, 2024 and 2023, these permanently reinvested earnings of foreign subsidiaries amounted to $795 million and $725 million, respectively. If at some future date, the Company ceases to be permanently reinvested in these specific foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on these undistributed earnings and may need to record a deferred tax liability for any outside basis difference on these specific foreign subsidiaries. In addition, interest payments made between the U.S. and U.K. are anticipated to be exempt from withholding taxes, however, if Ferguson should fail to meet treaty requirements, withholding taxes may apply to these payments.
Debt facilities
The following section summarizes certain material provisions of our long-term debt facilities and current obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness.

	As of July 31,
(In millions)	2024	2023
Short-term debt	$150	$55
Long-term debt	3,774	3,711
Total debt	$3,924	$3,766
Private Placement Notes
In June 2015 and November 2017, Wolseley Capital, Inc. (“Wolseley Capital”), a wholly-owned subsidiary of the Company, privately placed fixed rate notes in an aggregate principal amount of $800 million and $355 million, respectively (collectively, the “Private Placement Notes”). In September 2022 and November 2023, the Company repaid $250 million and $55 million, respectively, due to the maturing of certain Private Placement Notes. In November 2024, an additional $150 million of such notes will mature.
Unsecured Senior Notes
Ferguson Finance plc (“Ferguson Finance”) has issued $2.35 billion in various issuances of unsecured senior notes (collectively, the “Unsecured Senior Notes”).
The Unsecured Senior Notes are fully and unconditionally guaranteed on a direct, unsubordinated and unsecured senior basis by the Company and generally carry the same terms and conditions with interest paid semi-annually. The Unsecured Senior Notes may be redeemed, in whole or in part, (i) at 100% of the principal amount on the notes being redeemed plus a “make-whole” prepayment premium at any time prior to three months before the maturity date (the “Notes Par Call Date”) or (ii) after the Notes Par Call Date at 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest on the principal being redeemed. The Unsecured Senior Notes include covenants, subject to certain exceptions, which include limitations on the granting of liens and on mergers and acquisitions.
Term Loan
In October 2022, the Company and Ferguson UK Holdings Limited (“Ferguson UK”) entered into, and Ferguson UK borrowed in full, the $500 million of term loans available under the Term Loan Agreement (as defined below). The proceeds of the term loans may be used for general corporate purposes. The Term Loan Agreement will mature on October 7, 2025. The benchmark rate is Term SOFR (as defined in the Term Loan Agreement) plus a credit spread adjustment of 10 basis points plus a margin ranging from 100 to 150 basis points, determined on the basis of the Company’s corporate credit ratings (or if public credit ratings are not published, senior unsecured debt ratings).

Revolving Credit Facility
The Company maintains a revolving credit facility (the “Revolving Facility”) under the Revolving Facility Agreement (as defined below) with aggregate total available credit commitments of $1.35 billion. The benchmark rate applicable to U.S. dollar denominated loans is Term SOFR (as defined in the Revolving Facility Agreement) plus a credit spread adjustment of 10 basis points plus a margin ranging from 20 to 75 basis points, determined on the basis of the Company’s corporate credit ratings (or if public credit ratings are not published, senior unsecured debt ratings).
As of July 31, 2024, no borrowings were outstanding under the Revolving Facility.
Receivables Securitization Facility
The Company maintains a Receivables Securitization Facility (as amended from time to time, the “Receivables Facility”) with an aggregate total available amount of $1.1 billion, including a swingline for up to $100 million in same day funding. The Company has the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion from time to time, subject to lender participation. The benchmark rate is Term SOFR (as defined in the Receivables Facility) plus a credit spread adjustment of 10 basis points.
As of July 31, 2024, $250 million in borrowings were outstanding under the Receivables Facility.
The Company was in compliance with all debt covenants for all facilities as of July 31, 2024.
See Note 9, Debt to the Consolidated Financial Statements for further details regarding the Company’s debt.
There have been no significant changes during the fiscal year to the Company’s policies on accounting for, valuing and managing the risk of financial instruments.
Contractual obligations
The table below sets forth the Company’s anticipated contractual cash outflows on an undiscounted basis as of July 31, 2024:

	As of July 31, 2024
(In millions)	Total	Fiscal 2025	Fiscal 2026 & 2027	Fiscal 2028 & 2029	Fiscal 2029 & beyond
Debt - principal(a)	$3,950	$150	$1,600	$900	$1,300
Debt - interest only(b)	781	183	241	187	170
Operating leases	1,824	409	700	416	299
Leases not yet commenced	131	113	18	—	—
UK pension contributions(c)	107	57	50	—	—
Other purchase obligations(d)	2,810	2,810	—	—	—
Total	$9,603	$3,722	$2,609	$1,503	$1,769
(a)See Note 9, Debt to the Consolidated Financial Statements for further details.
(b)Interest on debt is calculated using the prevailing spot interest rate as of the balance sheet date.
(c)As required by United Kingdom pensions regulation, the United Kingdom Plan completed its triennial actuarial valuation exercise, which is measured on a technical provisions basis, based on the United Kingdom Plan’s financial position as of April 30, 2022. The triennial valuation resulted in a need for deficit reduction contributions by the Company of £133 million spread over the period to January 31, 2026, of which the Company has paid £50 million as of July 31, 2024. The related obligations in the table above have been converted to U.S. dollars using a year-end spot rate, which may be different when amounts are actually paid.
(d)Other purchase obligations primarily include commitments to purchase inventory and other goods and services and uncompleted additions to property, buildings and equipment that are expected to be satisfied within the next 12 months. Purchase obligations are made in the normal course of business to meet operating needs. While purchase orders for both inventory purchases and non-inventory purchases are generally cancellable without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.

Tax obligations
At July 31, 2024, the Company had aggregate liabilities for unrecognized tax benefits totaling $151 million, none of which are expected to be paid in the next 12 months. The timing of payment, if any, associated with our long-term unrecognized tax benefit liabilities is unknown. See Note 4, Income Tax to the Consolidated Financial Statements for further discussion of our unrecognized tax benefits.
Critical Accounting Estimates
In applying the Company’s accounting policies, various transactions and balances are valued using estimates or assumptions. Should these estimates or assumptions prove incorrect, there may be an impact on the following year’s financial statements. Management believes that the estimates and assumptions that have been applied would not give rise to a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next fiscal year.
The Company’s significant accounting policies that require estimates include the allowance for doubtful accounts, inventories, considerations around goodwill impairment, leases and revenue recognition. These policies and related estimates are described in Note 1, Summary of significant accounting policies to the Consolidated Financial Statements. Some of these accounting policies may require management to make difficult, subjective or complex judgments about the Company’s estimates.
The Company considers an accounting policy to be a critical estimate if: (1) it involves assumptions that are uncertain when judgment was applied, and (2) changes in the estimate assumptions, or selection of a different estimate methodology, could have a significant impact on the Company’s consolidated financial position and results. The Company has determined that its estimates around inventories and pension obligations represent its most critical accounting estimates.
Inventories
Inventory reserves are recorded against slow‐moving, obsolete and damaged inventories for which the net realizable value is estimated to be less than the cost. The reserve is estimated based on the Company’s current knowledge and judgment with respect to inventory levels, sales trends and historical experience.
Pensions
The Company considers that the most sensitive assumptions are the discount rate on the benefit obligation, the wage inflation growth rate and life expectancy in connection with the Company’s pension plan in the U.K. Changes in the assumption related to the pension plan in Canada do not result in significant changes.
The Company measures discount rates by reference to corporate bond yields, which can also vary significantly between reporting periods, particularly in light of macroeconomic factors that can impact corporate bond yields. The most sensitive assumption used for the Company’s U.K. pension plan were as follows:

Rate assumption:	2024	2023	2022
Discount rate, benefit obligation	5.00%	5.05%	3.45%
The sensitivity analyses below show the (increase)/decrease in the Company’s defined benefit plan net asset/liability of reasonably possible changes of the respective assumptions occurring at the end of the reporting period, while holding all other assumptions constant.

(In millions)	Change	U.K.
Discount rate, benefit obligation	+0.25%	($42)
	(0.25)%	45
Wage inflation growth rate, benefit obligation	+0.25%	39
	(0.25)%	(33)
Life expectancy	+1 year	54
Accounting developments and changes
Refer to Note 1, Summary of significant accounting policies to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risks arising from changes in foreign currency exchange rates, interest rates and commodity prices. The Company has well-defined risk management policies, which have been consistently applied during fiscal years 2024, 2023 and 2022. We use derivative and non-derivative instruments to hedge a portion of our risks, none of which are for trading or speculative purposes. There have been no changes since the previous year in the major financial risks faced by the Company.
Foreign currency exchange rates risk
We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods and services by these foreign operations that are not denominated in their local currencies. Our foreign currency related hedging arrangements outstanding at the end of fiscal 2024 and 2023 were not material. A hypothetical 10% change in the relative value of the U.S. dollar would not materially impact the Company’s net earnings for 2024.
Interest rate risks
The Company is exposed to interest rate risk on its debt. In connection with certain of its Private Placement Notes, the Company entered into interest rate swaps, designated as fair value hedges, to manage its exposure to interest rate movements on its debt. If short-term interest rates varied by 10%, the impact on the Company’s variable-rate debt obligations would not have a material impact on the Company’s net earnings.
Commodity price risk
Some of the Company’s products contain significant amounts of commodity-priced materials, predominantly plastic, copper and steel, and other components which are subject to price changes based upon fluctuations in the commodities market. The Company is also exposed to fluctuations in the price of fuel, which could affect transportation costs. This price volatility could potentially have a material impact on our financial condition and/or our results of operations. The Company regularly monitors commodity trends and has alternative sourcing plans in place to mitigate the risk of supplier concentration, passing commodity-related inflation to customers or suppliers, and continuing to scale its distribution networks, including its transportation infrastructure.
Safe harbor
Quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management’s opinion about risks associated with the Company’s operations, debt and derivative positions. Actual results may differ materially from these forward-looking statements due to the inherent limitations associated with predicting the timing and amount of changes in interest rates, foreign currency exchange rates, prices of raw materials and the Company’s actual exposures and positions.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Ferguson Enterprises Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ferguson plc and subsidiaries (the "Company") as of July 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows, for each of the two years in the period ended July 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 25, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory Reserves— Refer to Note 1 to the Financial Statements
Critical Audit Matter Description
The Company had inventories of $4.2 billion as of July 31, 2024.
Inventory reserves are recorded against slow-moving, obsolete, and damaged inventories for which the net realizable value is estimated to be less than the cost. The reserve is estimated based on the Company’s current knowledge and judgment with respect to inventory levels, sales trends, and historical experience.

We identified certain components of the inventory reserve as a critical audit matter due to the inherent uncertainty and higher degree of auditor judgment and effort needed to evaluate sales trends and experience that were used in determining the inventory reserve.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to certain components of the inventory reserve included the following:
•Developed an independent expectation of the inventory reserve at year end based on historical ratios and compared the inventory reserve against our expectation;
•Recalculated the inventory reserve in accordance with the Company’s policy for a sample of certain inventory items; and
•Evaluated management’s estimated sales activity for a selection of prior year inventory items by comparing actual subsequent sales activity to management’s prior year estimate of sales used in developing certain inventory reserves.

/s/ Deloitte & Touche LLP
Richmond, VA
September 25, 2024
We have served as the Company's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Ferguson plc
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of earnings, comprehensive income, shareholder’s equity, and cash flows of Ferguson plc and its subsidiaries (the “Company”) for the period ended July 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Deloitte LLP
London, United Kingdom
September 27, 2022
We began serving as the Company's auditor in 2016. In 2022 we became the predecessor auditor.

Ferguson plc
Consolidated Statements of Earnings

	For the years ended July 31,
(In millions, except per share amounts)	2024	2023	2022
Net sales	$29,635	$29,734	$28,566
Cost of sales	(20,582)	(20,709)	(19,810)
Gross profit	9,053	9,025	8,756
Selling, general and administrative expenses	(6,066)	(5,920)	(5,635)
Impairments and other charges	—	(125)	—
Depreciation and amortization	(335)	(321)	(301)
Operating profit	2,652	2,659	2,820
Interest expense, net	(179)	(184)	(111)
Other expense, net	(9)	(11)	(1)
Income before income taxes	2,464	2,464	2,708
Provision for income taxes	(729)	(575)	(609)
Income from continuing operations	1,735	1,889	2,099
Income from discontinued operations (net of tax)	—	—	23
Net income	$1,735	$1,889	$2,122

Earnings per share - Basic:
Continuing operations	$8.55	$9.15	$9.64
Discontinued operations	—	—	0.11
Total	$8.55	$9.15	$9.75

Earnings per share - Diluted:
Continuing operations	$8.53	$9.12	$9.59
Discontinued operations	—	—	0.10
Total	$8.53	$9.12	$9.69

Weighted average number of shares outstanding:
Basic	202.9	206.4	217.7
Diluted	203.5	207.2	218.9
See accompanying Notes to the Consolidated Financial Statements.

Ferguson plc
Consolidated Statements of Comprehensive Income

	For the years ended July 31,
(In millions)	2024	2023	2022
Net income	$1,735	$1,889	$2,122
Other comprehensive (loss) income:
Foreign currency translation adjustments	(32)	(9)	(24)
Pension adjustments, net of tax impacts of $4, $16 and ($11), respectively.	(11)	(49)	(10)
Total other comprehensive loss, net of tax	(43)	(58)	(34)
Comprehensive income	$1,692	$1,831	$2,088
See accompanying Notes to the Consolidated Financial Statements.

Ferguson plc
Consolidated Balance Sheets

	As of July 31,
(In millions, except share amounts)	2024	2023
Assets
Cash and cash equivalents	$571	$601
Accounts receivable, less allowances of $21 and $27, respectively	3,602	3,597
Inventories	4,188	3,898
Prepaid and other current assets	1,020	953
Assets held for sale	29	28
Total current assets	9,410	9,077
Property, plant and equipment, net	1,752	1,595
Operating lease right-of-use assets	1,565	1,474
Deferred income taxes, net	181	300
Goodwill	2,357	2,241
Other intangible assets, net	753	783
Other non-current assets	554	524
Total assets	$16,572	$15,994

Liabilities and shareholders' equity
Accounts payable	$3,410	$3,408
Short-term debt	150	55
Current portion of operating lease liabilities	395	366
Share repurchase liability	—	84
Other current liabilities	1,261	1,516
Total current liabilities	5,216	5,429
Long-term debt	3,774	3,711
Long-term portion of operating lease liabilities	1,198	1,126
Other long-term liabilities	768	691
Total liabilities	10,956	10,957

Shareholders’ equity:
Ordinary shares, par value 10 pence: 500,000,000 shares authorized, 232,171,182 shares issued	$30	$30
Paid-in capital	864	809
Retained earnings	9,589	8,557
Treasury shares, 30,827,929 and 27,893,680 shares, respectively at cost	(3,936)	(3,425)
Employee Benefit Trust, 0 and 274,031 shares, respectively at cost	—	(46)
Accumulated other comprehensive loss	(931)	(888)
Total shareholders' equity	5,616	5,037
Total liabilities and shareholders' equity	$16,572	$15,994
See accompanying Notes to the Consolidated Financial Statements.

Ferguson plc
Consolidated Statements of Shareholders’ Equity

(In millions, except per share data)	Ordinary Shares	Paid-in Capital	Retained Earnings	Treasury Shares	Employee Benefit Trust	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at July 31, 2021	$30	$704	$6,054	($931)	($58)	($796)	$5,003
Share-based compensation	—	56	—	—	—	—	56
Net income	—	—	2,122	—	—	—	2,122
Other comprehensive loss	—	—	—	—	—	(34)	(34)
Cash dividends: $2.505 per share	—	—	(550)	—	—	—	(550)
Share repurchases	—	—	—	(1,872)	(92)	—	(1,964)
Shares issued under employee share plans	—	—	(51)	21	43	—	13
Other	—	—	19	—	—	—	19
Balance at July 31, 2022	$30	$760	$7,594	($2,782)	($107)	($830)	$4,665
Share-based compensation	—	49	—	—	—	—	49
Net income	—	—	1,889	—	—	—	1,889
Other comprehensive loss	—	—	—	—	—	(58)	(58)
Cash dividends: $4.160 per share	—	—	(858)	—	—	—	(858)
Share repurchases	—	—	—	(667)	—	—	(667)
Shares issued under employee share plans	—	—	(68)	24	61	—	17
Balance at July 31, 2023	$30	$809	$8,557	($3,425)	($46)	($888)	$5,037
Share-based compensation	—	53	—	—	—	—	53
Net income	—	—	1,735	—	—	—	1,735
Other comprehensive loss	—	—	—	—	—	(43)	(43)
Cash dividends: $3.120 per share	—	—	(631)	—	—	—	(631)
Share repurchases	—	—	—	(558)	—	—	(558)
Shares issued under employee share plans	—	—	(72)	47	45	—	20
Other	—	2	—	—	1	—	3
Balance at July 31, 2024	$30	$864	$9,589	($3,936)	$—	($931)	$5,616
See accompanying Notes to the Consolidated Financial Statements.

Ferguson plc
Consolidated Statements of Cash Flows

(In millions)	For the years ended July 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$1,735	$1,889	$2,122
Income from discontinued operations	—	—	(23)
Income from continuing operations	1,735	1,889	2,099
Depreciation and amortization	335	321	301
Share-based compensation	49	51	57
Non-cash impact of impairments	—	125	15
Changes in deferred income taxes	125	(104)	41
Changes in inventories	(252)	607	(927)
Increase in receivables and other assets	(98)	(1)	(780)
Changes in accounts payable and other liabilities	11	(196)	436
Changes in income taxes payable	(45)	24	(103)
Other operating activities	13	11	10
Net cash provided by operating activities of continuing operations	1,873	2,727	1,149
Net cash used in operating activities of discontinued operations	—	(4)	—
Net cash provided by operating activities	1,873	2,723	1,149

Cash flows from investing activities:
Purchase of businesses acquired, net of cash acquired	(260)	(616)	(650)
Capital expenditures	(372)	(441)	(290)
Other investing activities	31	3	(6)
Net cash used in investing activities of continuing operations	(601)	(1,054)	(946)
Net cash provided by investing activities of discontinued operations	—	—	24
Net cash used in investing activities	(601)	(1,054)	(922)

Cash flows from financing activities:
Purchase of own shares by Employee Benefit Trust	—	—	(92)
Purchase of treasury shares	(634)	(908)	(1,545)
Proceeds from sale of treasury shares	17	17	13
Repayments of debt	(2,110)	(2,930)	(575)
Proceeds from debt	2,255	2,775	2,019
Change in bank overdrafts	(16)	(15)	(4)
Cash dividends	(784)	(711)	(538)
Other financing activities	(41)	(35)	(22)
Net cash used in financing activities	(1,313)	(1,807)	(744)
Change in cash, cash equivalents and restricted cash	(41)	(138)	(517)
Effects of exchange rate changes	(3)	22	(40)
Cash, cash equivalents and restricted cash, beginning of period	669	785	1,342
Cash, cash equivalents and restricted cash, end of period	$625	$669	$785

Supplemental Disclosures:
Cash paid for income taxes	$651	$656	$670
Cash paid for interest	188	182	94
Accrued capital expenditures	6	17	16
Accrued dividends	—	152	—
See accompanying Notes to the Consolidated Financial Statements.

Ferguson plc
Notes to the Consolidated Financial Statements
Note 1. Summary of significant accounting policies
Background
As of July 31, 2024, Ferguson plc (including its subsidiaries, the “Company”) was a public company limited by shares incorporated in Jersey under the Companies (Jersey) Law 1991 (as amended) with a registered office of 13 Castle Street, St Helier, Jersey, JE1 1ES, Channel Islands. Ferguson plc was headquartered in the U.K., with its operations and associates solely focused on North America and managed from Newport News, Virginia.
On May 30, 2024, the shareholders of Ferguson plc voted to approve a new corporate structure to domicile Ferguson plc’s ultimate parent company in the United States. Effective on August 1, 2024 (the “Effective Date”), this new corporate structure was implemented by completing a merger transaction (the “Merger”) that resulted in (i) Ferguson plc becoming a direct, wholly owned subsidiary of Ferguson Enterprises Inc., a Delaware corporation, and (ii) the shareholders of Ferguson plc at the designated record time for the Merger no longer holding ordinary shares of Ferguson plc but instead holding shares of common stock of Ferguson Enterprises Inc. As a result of the Merger, Ferguson Enterprises Inc. became the successor issuer to Ferguson plc, which was renamed “Ferguson (Jersey) Limited” and converted into a private company. The corporate headquarters of Ferguson Enterprises Inc., which became the Company’s ultimate parent company on the Effective Date, is located at 751 Lakefront Commons, Newport News, Virginia, 23606.
Ferguson is a value-added distributor serving the specialized professional in the residential and non-residential North American construction market. We help make our customers’ complex projects simple, successful and sustainable by providing expertise and a wide range of products and services from plumbing, HVAC, appliances, and lighting to PVF, water and wastewater solutions, and more. We sell through a common network of distribution centers, branches, counter service and specialist sales associates, showroom consultants and e-commerce channels.
Financial statements and basis of consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification and in conjunction with the rules and regulations of the SEC. These consolidated financial statements include the results of Ferguson plc and its wholly-owned subsidiaries as of July 31, 2024. All intercompany transactions are eliminated from the consolidated financial statements.
Fiscal year
Except as otherwise specified, references to years indicate our fiscal year ended July 31 of the respective year. For example, references to “fiscal 2024” or similar references refer to the fiscal year ended July 31, 2024.
Use of estimates
The preparation of the Company's consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting reported amounts in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
Accounts receivables
Accounts receivables are stated at their estimated net realizable value. An allowance for credit losses is estimated based on historical write-offs, the age of past due receivables, as well as consideration for forward-looking expectations where appropriate. Accounts receivables are written off when recoverability is assessed as being remote. The charges associated with the allowance for credit losses are recognized in selling, general and administrative expenses (“SG&A”). Subsequent recoveries of amounts previously written off are credited to SG&A.

Advertising and marketing costs
Advertising costs, including digital, television, radio and print, are expensed when the advertisement first appears. Certain marketing, or co-op, contributions are received to fund marketing activities of specific, incremental, and identifiable costs incurred to promote suppliers’ products or activities, which are recorded in SG&A as reductions of the related marketing costs. The following table presents net advertising expenses included in SG&A:

	For the years ended July 31,
(In millions)	2024	2023	2022
Net advertising and marketing costs	$380	$403	$389
Business combinations
The assets and liabilities of acquired businesses are recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair value of the identifiable assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Cash and cash equivalents
Cash and cash equivalents include cash on hand, deposits with banks with original maturities of three months or less and overdrafts to the extent there is a legal right of offset and practice of net settlement with cash balances. Cash equivalents also include amounts due from third-party credit card processors as they are both short-term and highly liquid in nature and are typically converted to cash within a few days of the sales transaction.
Restricted cash primarily consists of deferred consideration for business combinations, subject to various settlement agreements. These amounts are recorded in prepaid and other current assets and other non-current assets in the Company’s consolidated balance sheets.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	As of July 31,
(In millions)	2024	2023	2022
Cash and cash equivalents	$571	$601	$771
Restricted cash	54	68	14
Total cash, cash equivalents and restricted cash	$625	$669	$785
Concentrations of credit risk
The Company monitors credit risk associated with those financial institutions with which it conducts significant business. Credit risk, including but not limited to counterparty non-performance under derivative instruments and our credit facilities, is not considered significant, as we primarily conduct business with large, well-established financial institutions. This risk is managed by setting credit and settlement limits for approved counterparties. In addition, the Company has established guidelines that it follows regarding counterparty credit ratings which are monitored regularly, seeking to limit its exposure to any individual counterparty. The concentration of credit risk was deemed not significant as of July 31, 2024 and 2023.
Cost of sales
Cost of sales includes the cost of goods purchased for resale, net of earned rebates, and the cost of bringing inventory to a sellable location and condition. As the Company does not produce or manufacture products, its inventories are finished goods and therefore depreciation related to warehouse facilities and equipment is presented separately within operating expenses.
Derivative instruments and hedging activity
Derivative financial instruments, in particular interest rate swaps and foreign exchange swaps, are used to manage the financial risks arising from the Company’s business activities and the financing of those activities. Derivatives are not used for speculative purposes or trading activities and have generally not been significant.

Derivatives are measured at their fair values and included in other assets and other liabilities in the consolidated balance sheets.
When the hedging relationship is classified as an effective fair value hedge, the carrying amount of the hedged asset or liability is adjusted by the change in its fair value attributable to the hedged risk and the resulting gain or loss is recognized in the consolidated statements of earnings where it will be offset by the change in the fair value of the hedging instrument.
When the hedging relationship is classified as an effective cash flow hedge or as a net investment hedge, changes in the fair value of the hedging instrument arising from the hedged risk are recorded in other comprehensive income. When the hedged item is recognized in the financial statements, the unrealized gains and losses in accumulated other comprehensive loss are either recognized in the consolidated statements of earnings or, if the hedged item results in a non-financial asset, are recognized as an adjustment to its initial carrying amount.
Discontinued operations
When the Company has disposed of, or classified as held for sale, a business component that represents a strategic shift with significant effect on the Company’s operations and financial results, it classifies that business component as a discontinued operation and retrospectively presents discontinued operations for the comparable periods. The post-tax income, or loss, of discontinued operations are shown as a single line on the face of the consolidated statements of earnings. The disposal of the discontinued operation would also result in a gain or loss upon final disposal.
Fair value measurements
The applicable accounting guidance for fair value measurements established a fair value hierarchy. The fair value hierarchy established under this guidance prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:
Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted prices, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant.
Foreign currency
The consolidated financial statements are presented in U.S. dollars.
Results of operations of foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year. The assets and liabilities of those subsidiaries are translated into U.S. dollars using exchange rates at the current rate of exchange on the last day of the reporting period. These foreign currency translation adjustments are included in accumulated other comprehensive loss. Foreign currency transaction gains and losses are not material.
In the event that the Company disposes of a subsidiary that uses a non-U.S. dollar functional currency, the gain or loss on disposal recognized in the consolidated statements of earnings includes the cumulative currency translation adjustments attributable to the subsidiary.

Goodwill
Goodwill represents the excess of the cost of an acquisition over the fair value of the Company’s share of the net identifiable assets of the acquired business at the date of acquisition. Goodwill is not amortized but is carried at cost less accumulated impairment losses. The Company performs an annual impairment assessment in the fourth quarter of each fiscal year, or more frequently if changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.
The annual impairment assessment begins with an option to assess qualitative factors to determine whether a quantitative evaluation is appropriate for determining potential goodwill impairment. The quantitative impairment assessment compares the fair value of the reporting unit to its carrying value. The reporting units represent the lowest level within the Company at which the associated goodwill is monitored for management purposes and are based on the markets where the business operates.
The fair value of a reporting unit is determined using the income approach, which requires significant assumptions regarding future operations and the ability to generate cash flows. These assumptions include a forecast of future operating cash flows, capital requirements and a discount rate. Where the carrying value of a reporting unit exceeds the fair value, an impairment loss is recorded in the consolidated statements of earnings.
Gains and losses on the disposal of an entity include the carrying amount of goodwill related to the entity sold.
Other intangible assets
Definite-lived intangible assets are primarily comprised of customer relationships, trade names and other intangible assets, acquired as part of business combinations and are capitalized separately from goodwill and carried at cost less accumulated amortization and accumulated impairment losses.
Computer software that is not integral to an item of property, plant and equipment is recognized separately as an intangible asset and is carried at cost less accumulated amortization and accumulated impairment losses. Costs may include software licenses and external and internal costs directly attributable to the development, design and implementation of the computer software. Training and data conversion costs are expensed as incurred.
Customer relationship amortization is calculated using a systematic, accelerated approach based on the timing of future expected cash flows. The straight-line method is used for all other intangible assets.
The estimated useful life of the respective intangible assets are as follows:

Customer relationships	4 – 15 years
Trade names and brands	1 – 15 years
Software	3 – 5 years
Other	1 – 5 years
Impairment of long-lived assets
The recoverability of long-lived assets, including property, plant and equipment, right of use assets and definite-lived intangible assets, is evaluated when events or changes in circumstances indicate that the carrying amounts of an asset group may not be recoverable. Long-lived depreciable and amortizable assets are tested for impairment in asset groups, which are defined as the lowest level of assets that generate identifiable cash flows that are largely independent of the cash flows of other asset groups. A potential impairment has occurred for an asset group if projected future undiscounted cash flows expected to result from the use and eventual disposition of the assets are less than the carrying amounts of the assets.
During fiscal 2023, the Company recorded charges of $18 million related to the closure of certain smaller, underperforming branches in the United States, primarily related to impairment of lease assets and related fixed assets. This item was included in the Impairments and other charges line of the Company’s consolidated statements of earnings. No such impairments were recorded in fiscal 2024.

Inventories
Inventories, which comprise goods purchased for resale, are stated at the lower of cost or net realizable value. Cost is primarily determined using the average cost method. The cost of goods purchased for resale includes import and custom duties, transport and handling costs, freight and packing costs and other attributable costs less trade discounts and rebates. Net realizable value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses.
Inventory reserves are recorded against slow‐moving, obsolete and damaged inventories for which the net realizable value is estimated to be less than the cost. The reserve is estimated based on the Company’s current knowledge and judgment with respect to inventory levels, sales trends and historical experience.
Leases
The Company enters into contractual arrangements for the utilization of certain non-owned assets. These principally relate to property for the Company’s branches, distribution centers and offices which have varying terms including extension and termination options and periodic rent reviews.
The Company determines if an arrangement is a lease at inception. Leases are evaluated at commencement to determine proper classification as an operating lease or a finance lease. The Company’s leases primarily consist of operating leases. The Company recognizes a right-of-use (“ROU”) asset and lease liability at lease commencement based on the present value of lease payments over the lease term.
The Company generally uses its incremental borrowing rate as the discount rate as most of the Company’s lease arrangements do not provide an implicit borrowing rate. The incremental borrowing rate is estimated using a combination of U.S. Treasury note rates corresponding to lease terms, as well as a blended credit risk spread.
For operating leases, fixed lease payments are recognized on a straight-line basis over the lease term. The Company has elected to not separate lease and non-lease components. Certain lease agreements include variable lease payments that depend on an index, as well as payments for non-lease components, such as common area maintenance, and certain pass-through operating expenses such as real estate taxes and insurance. In instances where these payments are fixed, they are included in the measurement of our lease liabilities, and when variable, are excluded and recognized in the period in which the obligations for those payments are incurred. The Company’s leases do not contain any material residual value guarantees or payments under purchase and termination options which are reasonably certain to be exercised.
Lease terms are initially determined as the non-cancelable period of a lease adjusted for options to extend or terminate a lease that are reasonably certain to be exercised. Generally, the Company’s real estate leases have initial terms of three to 10 years and up to four extension periods that range from two to five years each. Renewal options are typically not included in the lease term as it is not reasonably certain at commencement date that the Company would exercise the extension options. Lease liabilities are subsequently measured at amortized cost using the effective interest method.
Right of use assets are carried at cost less accumulated amortization, impairment losses, and any subsequent remeasurement of the lease liability. Initial cost comprises the lease liability adjusted for lease payments at or before the commencement date, lease incentives received, initial direct costs and an estimate of restoration costs. The Company recognizes minimum rent expense on a straight-line basis over the lease term.
Leases that have an original term of 12 months or less are not recognized on the Company’s consolidated balance sheet, and the lease expense related to those short-term leases is recognized over the lease term.
Property, plant and equipment (“PPE”)
PPE is recorded at cost less accumulated depreciation. Cost includes expenditures necessary to acquire and prepare PPE for its intended use. In addition, subsequent costs that increase the productive capacity or extend the useful life of PPE are capitalized. The cost of repairs and maintenance are expensed as incurred.

Assets are depreciated to their estimated residual value using the straight-line method over their estimated useful lives as follows:

Owned buildings	20 - 50 years
Leasehold improvements	Period of lease
Plant and machinery	10 years
Computer hardware	3 - 5 years
Furniture, fixtures, equipment	5 - 7 years
Vehicles	4 years
Rebates
The Company has agreements (“supplier rebates”) with a number of its suppliers whereby volume-based rebates and other discounts are received in connection with the purchase of goods for resale from those suppliers.
The majority of volume-based supplier rebates are determined by reference to guaranteed rates of rebate. These calculations require minimal judgment. A small proportion of volume-based supplier rebates are subject to tiered targets where the rebate percentage increases as volumes purchased reach agreed targets within a set period of time. The Company estimates supplier rebates based on forecasts which are informed by historical trading patterns, current performance and trends.
Rebates relating to the purchase of goods for resale are accrued as earned and are recorded initially as a deduction to the cost of inventory with a subsequent reduction in cost of sales when the related goods are sold. When the Company has the right to offset and net settles with the supplier, the supplier rebate receivables are offset with amounts owed to the supplier at the balance sheet date and are included within accounts payable. When the Company does not have the legal right of offset, the supplier rebate receivables are recorded in prepaid and other current assets in the consolidated balance sheets. As of July 31, 2024 and 2023, rebates owed to the Company were $491 million and $443 million, respectively.
Revenue recognition
The Company recognizes revenue when a sales arrangement with a customer exists (e.g., contract, purchase orders, others), the transaction price is fixed or determinable, collection of consideration is probable and the Company has satisfied its performance obligation per the sales arrangement. The majority of the Company’s revenue originates from sales arrangements with a single performance obligation to deliver products, whereby performance obligations are satisfied when control of the product is transferred to the customer which is the point they are delivered to, or collected by, the customer. Therefore, shipping and handling activities are not deemed a separate performance obligation. Payment terms between the Company and its customers vary by the type of customer, country of sale and the products sold. The Company does not have significant financing components in its contracts and the payment due date is typically shortly after sale.
In some limited cases, the Company’s contracts contain services and products that are deemed one performance obligation as the services are highly interdependent and interrelated with the products or are significantly integrated with the products. Contracts in which services provided are a separately identifiable performance obligation are not material.
In some instances, goods are delivered directly to the customer by the supplier. The Company has concluded that it is the principal in these transactions as it is primarily responsible to the customer for fulfilling the obligation and has the responsibility for identifying and directing the supplier to deliver the goods to the customer.
The Company offers a right of return to its customers for most goods sold. Revenue is reduced by the amount of expected returns in the period in which the related revenue is recorded with a corresponding liability recorded in other current liabilities. The Company also recognizes a returned asset in prepaid and other current assets with a corresponding adjustment to cost of sales, for the right to recover the returned goods, measured at the former carrying value, less any expected recovery costs.

Share-based compensation
Share-based incentives are provided to associates under the Company’s long-term incentive plans and all-employee share purchase plans. The Company recognizes a compensation cost in respect of these plans that is primarily based on the fair value of the awards. For equity-settled plans, the fair value is determined at the date of grant and is not subsequently remeasured unless the conditions on which the award was granted are modified. For liability-settled plans, the fair value is initially determined at the date of grant and is remeasured at each balance sheet date until the liability is settled. The related liability is recorded in other current liabilities and other long-term liabilities. Generally, the compensation cost is recognized on a straight-line basis over the vesting period, utilizing cumulative catch-up for changes in the liability-settled plans. Estimates of expected forfeitures are made at the date of grant based on historical experience to appropriately reduce expense for those grants expected not to satisfy service conditions, or based on expected performance for non-market performance conditions. The estimated forfeitures are adjusted when facts and circumstances indicate the prior estimate is no longer appropriate.
Tax
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines DTAs and DTLs based on the differences between the financial reporting and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date. For a tax-paying component of an entity and within a particular tax jurisdiction, all deferred tax liabilities and assets, as well as any related valuation allowance, shall be offset and presented as a single non-current amount.
The Company recognizes DTAs to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If the Company determines that it would be able to realize our DTAs in the future in excess of their net recorded amount, the DTA valuation allowance would be appropriately adjusted, which would reduce the provision for income taxes.
The Company records uncertain tax positions in accordance with Accounting Standard Codification (“ASC”) 740 on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.
Supplier finance program
In October 2023, the Company began a supplier financing program with a third party wherein certain shipping and logistics providers in the United States can opt to receive early payment at a nominal discount. The Company’s obligations to suppliers are unchanged and payment terms are consistent with the Company’s normal payment terms. All outstanding payables related to the supplier finance program are classified within accounts payable within our consolidated balance sheets and were $46 million as of July 31, 2024.
Recently issued accounting pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands public entities’ required segment disclosures, including disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets that are currently not required. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company is currently evaluating the ASU to determine the impact on its disclosures.
Recent accounting pronouncements pending adoption that are not discussed above are either not applicable, or will not have, or are not expected to have, a material impact on our consolidated financial condition, results of operations or cash flows.
Note 2. Revenue and segment information
The Company reports its financial results of operations on a geographical basis in the following two reportable segments: United States and Canada. Each segment generally derives its revenues in the same manner as described in Note 1, Summary of significant accounting policies. The Company uses adjusted operating profit as its measure of segment profit. A reporting segment’s adjusted operating profit is defined as profit before tax, excluding central and other costs, restructuring costs, amortization of acquired intangible assets, net interest expenses, as well as other items typically recorded in net other (expense) income such as (loss)/gain on disposal of businesses, pension plan changes/closure costs and amounts recorded in connection with the Company’s interests in investees. Certain income and expenses are not allocated to the Company’s segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts.
Segment results were as follows:

	For the years ended July 31,
(In millions)	2024	2023	2022
Net sales:
United States	$28,195	$28,291	$27,067
Canada	1,440	1,443	1,499
Total net sales	$29,635	$29,734	$28,566
Adjusted operating profit:
United States	$2,820	$2,892	$2,893
Canada	60	76	112

Central and other costs	(56)	(51)	(54)
Corporate restructurings(1)	(28)	—	(17)
Impairment and other charges(2)	—	(125)	—
Amortization of acquired intangible assets	(144)	(133)	(114)
Interest expense, net	(179)	(184)	(111)
Other expense, net	(9)	(11)	(1)
Income before income taxes	$2,464	$2,464	$2,708

(1)For fiscal 2024, corporate restructuring costs related to incremental costs in connection with the Merger. For fiscal 2022, corporate restructuring costs primarily related to the incremental costs of the Company’s listing in the United States.
(2)See Note 8, Other intangible assets for further information.

An additional disaggregation of net sales by end market for continuing operations is as follows:

	For the years ended July 31,
(In millions)	2024	2023	2022
United States:
Residential	$14,464	$14,820	$14,657
Non-residential:
Commercial	9,431	9,213	8,600
Civil/Infrastructure	2,396	2,344	2,163
Industrial	1,904	1,914	1,647
Total Non-residential	13,731	13,471	12,410
Total United States	28,195	28,291	27,067
Canada	1,440	1,443	1,499
Total net sales	$29,635	$29,734	$28,566
No sales to an individual customer accounted for more than 10% of net sales during any of the last three fiscal years.
The Company is a value-added distributor in North America, providing a wide range of products from plumbing, HVAC, appliances, and lighting to PVF, water and wastewater solutions, and more. We offer a broad line of products, and items are regularly added to and removed from the Company's inventory. Accordingly, it would be impractical to provide sales information by product category due to the way the business is managed, and the dynamic nature of the inventory offered.
Capital expenditures and depreciation and amortization by segment were as follows:

	For the years ended July 31,
(In millions)	2024	2023	2022
Capital expenditures:
United States	$353	$423	$283
Canada	19	18	7
Total capital expenditures	$372	$441	$290

Depreciation and amortization:
United States	$323	$313	$292
Canada	12	8	9
Total depreciation and amortization(1)	$335	$321	$301
(1) Includes amortization of acquired intangible assets of $144 million, $133 million and $114 million in 2024, 2023 and 2022, respectively. These amounts are not included in segment adjusted operating profit.

Assets by segment included:

	As of July 31,
(In millions)	2024	2023
Assets:
United States	$14,795	$14,167
Canada	898	795
Corporate	879	1,032
Total assets	$16,572	$15,994
As of July 31, 2024 and 2023, long-lived assets located in the United States were $1,699 million and $1,545 million, respectively.

Note 3. Weighted average shares
The following table shows the calculation of diluted shares:

	For the years ended July 31,
(In millions)	2024	2023	2022
Weighted average number of shares outstanding:
Basic weighted average shares	202.9	206.4	217.7
Effect of dilutive shares (1)	0.6	0.8	1.2
Diluted weighted average shares	203.5	207.2	218.9

Excluded anti-dilutive shares	—	0.1	0.1
(1) Represents the potential dilutive impact of share-based awards.

Note 4. Income tax
Income before income tax by geographical area consisted of the following:

	For the years ended July 31,
(In millions)	2024	2023	2022
United Kingdom	$80	$80	$102
United States	2,022	2,011	2,222
International	362	373	384
Total	$2,464	$2,464	$2,708
Provision for income taxes consisted of the following:

	For the years ended July 31,
(In millions)	2024	2023	2022
Current:
United Kingdom	$3	$—	($18)
Federal and state (U.S.)	552	624	528
International	49	55	58
Total current	$604	$679	$568

Deferred:
United Kingdom	$155	$17	$20
Federal and state (U.S.)	(32)	(120)	20
International	2	(1)	1
Total deferred	$125	($104)	$41

Provision for income taxes	$729	$575	$609
The following is a reconciliation of income tax expense with income taxes at the U.K. statutory rate:

	For the years ended July 31,
(In millions)	2024		2023		2022
Provision for income taxes at U.K. statutory rate(1)	$616	25.0%	$518	21.0%	$515	19.0%
Non-U.K. tax rate differentials	(30)	(1.2)	68	2.8	127	4.7
Impact of change in reserves	12	0.5	8	0.3	8	0.2
Tax credits	(8)	(0.3)	(15)	(0.6)	(9)	(0.3)
Impact of Merger transaction (2)	144	5.8	—	—	—	—
Non-taxable income	(13)	(0.5)	(6)	(0.2)	(9)	(0.3)
Other	8	0.3	2	—	(23)	(0.8)
Income tax expense	$729	29.6%	$575	23.3%	$609	22.5%
(1)For each fiscal year presented, the Company was tax resident in the U.K. Therefore, the Company has utilized the U.K. statutory rate. Since the change in statutory rate transitioned between fiscal years, the Company utilized a prorated statutory rate during fiscal 2023.
(2)As a result of the steps taken in the fourth quarter of fiscal 2024 to complete the Merger, the Company recognized one-time, non-cash deferred tax charges of $137 million composed of a reduction in deferred tax assets of $90 million related to tax losses that were no longer expected to be realizable and an increase in valuation allowance of $47 million related to UK deferred tax assets no longer expected to be realizable, as well the tax impact of non-deductible expenses related to the Merger.

Deferred Taxes
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of July 31,
(In millions)	2024	2023
Assets:
Deferred compensation	$82	$69
Tax loss carryforwards	90	186
Lease liabilities	404	378
Sales returns and other liabilities	106	123
Inventory	45	46
Capitalized research and development	82	44
Other	49	48
Total deferred tax assets	858	894
Valuation allowance	(128)	(81)
Total deferred tax assets, net of valuation allowance	$730	$813

Liabilities:
Right of use assets	($397)	($374)
Goodwill and intangible assets	(129)	(118)
Property, plant and equipment	(34)	(21)
Total deferred tax liabilities	(560)	(513)
Net deferred tax assets	$170	$300
We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Our valuation allowance at July 31, 2024 related to foreign net capital loss carryforwards in the U.K. and Canada as well as deferred tax assets in the U.K. which are not expected to be realizable. Our valuation allowance at July 31, 2023 relates to foreign net capital loss carryforwards in the U.K. and Canada which are not expected to be realizable. For the year ended July 31, 2024, there was a $47 million change in the valuation allowance (2023: $4 million and 2022: $0 million) driven by the steps taken in the fourth quarter of fiscal 2024 to complete the Merger.
As of July 31, 2024, the Company had $343 million of loss carryforwards related to the U.K. operations. At July 31, 2024, the Company had U.S. federal and state operating loss carryforwards for income tax purposes of $11 million and $12 million, respectively. Some of the loss carryforwards may expire at various dates through 2039. At July 31, 2024, the Company had $8 million of loss carryforwards related to international operations. The Company’s U.K. losses and capital losses were offset with valuation allowances.
Unrecognized Tax Benefits
The following table reconciles the beginning and ending amount of our gross unrecognized tax benefits:

	For the years ended July 31,
(In millions)	2024	2023	2022
Unrecognized tax benefits at beginning of fiscal year	$144	$140	$132
Additions based on tax positions related to current year	25	27	27
Additions for tax positions of prior years	2	2	11
Reductions for tax positions of prior years	(10)	—	—
Reductions due to lapse of statute of limitations	(10)	(25)	(30)
Unrecognized tax benefits	$151	$144	$140

As of July 31, 2024, the unrecognized tax benefits that, if recognized, would impact the effective tax rate were $151 million (2023: $144 million and 2022: $140 million). The Company recognizes interest and penalties in the income tax provision in its consolidated statements of earnings. As of July 31, 2024, the Company had accrued interest of $28 million (2023: $23 million and 2022: $17 million). For the year ended July 31, 2024, the interest expense included in income tax expense was $5 million (2023: $6 million and 2022: $1 million). Penalties related to these positions were not material for all periods presented.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlement of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. The Company anticipates that the balance of gross unrecognized tax benefits, excluding interest and penalties, will be reduced by $37 million during the next 12 months, primarily due to the anticipated settlement of tax examinations and statute of limitation expirations. However, the outcomes and timing of such events are highly uncertain and changes in the occurrence, expected outcomes and timing of such events could cause the Company’s current estimate to change materially in the future.
Reinvestment of Unremitted Earnings
We consider foreign earnings of specific subsidiaries to be indefinitely reinvested. These permanently reinvested earnings of foreign subsidiaries at July 31, 2024 amounted to $795 million (2023: $725 million). The Company is not recording a deferred tax liability, if any, on such amounts. If at some future date, the Company ceases to be permanently reinvested in these specific foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on these undistributed earnings and may need to record a deferred tax liability for any outside basis difference on these specific foreign subsidiaries. In addition, interest payments made between the U.S. and U.K. are anticipated to be exempt from withholding taxes, however, if Ferguson should fail to meet treaty requirements, withholding taxes may apply to these payments.
Tax Return Examination Status
The Company files income tax returns in the U.K., U.S. and in various foreign, state and local jurisdictions. We are subject to tax audits in the various jurisdictions until the respective statutes of limitation expire. The Company is no longer subject to U.S. federal income tax or U.K. examinations by tax authorities for fiscal years before 2020. There are ongoing U.S. state and local audits and other foreign audits covering fiscal 2013-2022. We do not expect the results from any ongoing income tax audit to have a material impact on our consolidated financial condition, results of operations or cash flows.
Note 5. Property, plant and equipment
Property, plant and equipment consisted of the following:

	As of July 31,
(In millions)	2024	2023
Land	$388	$348
Buildings	1,185	1,134
Leasehold improvements	618	529
Plant and machinery	927	834
Other equipment	166	156
Property, plant and equipment	3,284	3,001
Less: Accumulated depreciation	(1,532)	(1,406)
Property, plant and equipment, net	$1,752	$1,595
Depreciation related to property, plant and equipment included in operating costs for fiscal 2024 was $162 million (2023: $148 million and 2022: $140 million).

Note 6. Leases
Lease-related assets and liabilities consisted of the following:

	As of July 31,
(In millions)	2024	2023
Assets:
Operating lease right-of-use assets	$1,565	$1,474

Liabilities:
Current portion of operating lease liabilities	$395	$366
Long-term portion of operating lease liabilities	1,198	1,126
Total lease liabilities	$1,593	$1,492
The components of leasing costs, included in SG&A, consisted of the following:

	For the years ended July 31,
(In millions)	2024	2023	2022
Operating lease costs	$440	$390	$349
Variable lease costs	92	85	72
Short-term lease costs	28	23	14
Total lease costs	$560	$498	$435
Variable lease costs represent costs incurred in connection with non-lease components, such as common area maintenance, and certain pass-through operating expenses such as real estate taxes and insurance.
The weighted average remaining lease terms and discount rates for the Company’s operating leases were as follows:

	As of July 31,
	2024	2023
Weighted average remaining lease term (years)	5.4	5.5
Weighted average discount rate	4.5%	4.0%
The future minimum rental payments for the next five fiscal years under operating lease obligations, having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

As of July 31,
(In millions)	2024
2025	$409
2026	386
2027	314
2028	243
2029	173
Thereafter	299
Total undiscounted lease payments	1,824
Less: imputed interest	(231)
Present value of liabilities	$1,593
The future minimum lease payments in the table above exclude payments for leases that have not yet commenced.

Supplemental cash flow information related to leases from continuing operations consisted of the following:

	For the years ended July 31,
(In millions)	2024	2023	2022
Cash paid for operating leases (operating cash flows)	$424	$379	$337
Lease assets obtained in exchange for new operating lease liabilities (non-cash)	253	309	362
As of July 31, 2024, the Company had $131 million of non-cancelable operating leases with terms similar to the Company’s current operating leases that have not yet commenced. Of this amount, $113 million is expected to commence in fiscal year 2025 with the remaining $18 million expected to commence in fiscal year 2026.
Note 7. Goodwill
The Company completed its annual impairment analysis for goodwill during the fourth quarter of fiscal 2024. Based on the results of the Company’s analysis, the Company concluded that the fair value of each reporting unit was substantially in excess of its respective carrying value. There were no impairment charges related to goodwill in fiscal 2024, 2023 or 2022.
The following table presents the changes in the net carrying amount of goodwill allocated by reportable segment for the years ended July 31, 2024 and 2023:

(In millions)	United States	Canada	Total
Balance as of July 31, 2022	$1,894	$154	$2,048
Acquisitions	198	—	198
Effect of currency translation adjustment	—	(5)	(5)
Balance as of July 31, 2023	2,092	149	2,241
Acquisitions	91	33	124
Effect of currency translation adjustment	(1)	(7)	(8)
Balance as of July 31, 2024	$2,182	$175	$2,357
Cumulative goodwill impairment as of July 31, 2024	$108	$11	$119
Cumulative balance of historical goodwill impairments as of July 31, 2024, as shown above, was the same for all periods presented herein. See Note 16, Acquisitions, to the Consolidated Financial Statements for further information on the additions to goodwill in fiscal 2024 and 2023.

Note 8. Other intangible assets
The Company's major categories of definite-lived intangible assets and the respective weighted average remaining useful lives consisted of the following:

		As of July 31, 2024		As of July 31, 2023
(In millions, except remaining useful life)	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	3	$300	($223)	$283	($197)
Customer relationships*	7	1,452	(855)	1,345	(750)
Tradenames and brands*	3	273	(224)	268	(200)
Other*	3	219	(189)	209	(175)
Total intangible assets		$2,244	($1,491)	$2,105	($1,322)
* Acquired intangible assets
Amortization expense of intangible assets for the year ended July 31, 2024 was $173 million (2023: $173 million and 2022: $161 million).
As of July 31, 2024, expected amortization expense for the unamortized definite-lived intangible assets for the next five fiscal years and thereafter is as follows:

As of July 31,
(In millions)	2024
2025	$180
2026	145
2027	127
2028	106
2029	73
Thereafter	122
Total	$753
Impairments
In fiscal 2023, the Company recorded a non-cash charge of $107 million in connection with previously capitalized software costs in the United States. This item was included in the Impairments and other charges line of the Company’s consolidated statements of earnings. No such impairments were recorded in fiscal 2024.

Note 9. Debt
The Company’s debt obligations consisted of the following:

	As of July 31,
(In millions)	2024	2023
Variable-rate debt:
Receivables Facility	$250	$50
Term Loan	500	500
Private Placement Notes:
3.30% due November 2023	—	55
3.44% due November 2024	150	150
3.73% due September 2025	400	400
3.51% due November 2026	150	150
3.83% due September 2027	150	150
Unsecured Senior Notes:
4.25% due April 2027	300	300
4.50% due October 2028	750	750
3.25% due June 2030	600	600
4.65% due April 2032	700	700
Subtotal	$3,950	$3,805
Less: current maturities of debt	(150)	(55)
Unamortized discounts and debt issuance costs	(18)	(22)
Interest rate swap - fair value adjustment	(8)	(17)
Total long-term debt	$3,774	$3,711
Except as otherwise noted, the following discussion of the Company’s debt arrangements is as of July 31, 2024.
Private Placement Notes
In June 2015 and November 2017, Wolseley Capital, Inc. (“Wolseley Capital”), a wholly owned subsidiary of the Company, privately placed fixed rate notes in an aggregate principal amount of $800 million and $355 million, respectively (collectively, the “Private Placement Notes”). Interest on the Private Placement Notes is payable semi-annually. During the first quarter of fiscal 2024, the 3.30% notes due in November 2023 were repaid at maturity.
As of July 31, 2024 and 2023, the Company had interest rate swaps with a notional value of $300 million and $355 million, respectively, in connection with the Private Placement Notes entered into in November 2017. See Note 10, Fair value measurements for further information.
Wolseley Capital’s obligations under the note and guarantee agreements are unconditionally guaranteed by the Company and Ferguson UK Holdings Limited (“Ferguson UK”). Wolseley Capital may repay the outstanding Private Placement Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid plus a “make-whole” prepayment premium.
The note and guarantee agreements relating to the Private Placement Notes contain certain customary affirmative covenants, as well as certain customary negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s non-guarantor subsidiaries’ ability to incur indebtedness and the Company’s ability to enter into affiliate transactions, grant liens on its assets, sell assets, or engage in acquisitions, mergers or consolidations. In addition, subject to certain exceptions, the note and guarantee agreements require us to maintain a leverage ratio.
The outstanding Private Placement Notes also contain customary events of default. Upon an event of default and an acceleration of the Private Placement Notes, the Company must repay the outstanding Private Placement Notes plus a make-whole premium and accrued and unpaid interest.

Unsecured Senior Notes
Ferguson Finance, plc (“Ferguson Finance”) has issued $2.35 billion in unsecured senior notes (collectively, the “Unsecured Senior Notes”) which are guaranteed by the Company and Ferguson UK.
The Unsecured Senior Notes are fully and unconditionally guaranteed on a direct, unsubordinated and unsecured senior basis by the Company and generally carry the same terms and conditions with interest paid semi-annually. The Unsecured Senior Notes may be redeemed, in whole or in part (i) at 100% of the principal amount on the notes being redeemed plus a “make-whole” prepayment premium at any time prior to three months before the maturity date (the “Notes Par Call Date”) or (ii) after the Notes Par Call Date at 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest on the principal being redeemed. The Unsecured Senior Notes include covenants, subject to certain exceptions, which include limitations on the granting of liens and on mergers and acquisitions.
Term Loan Agreement
The Credit Agreement, dated October 7, 2022, among the Company, Ferguson UK, the lenders party thereto and the agent of the lenders party thereto (the “Term Loan Agreement”) provides for term loans in an aggregate principal amount of $500 million, the proceeds of which may be used for general corporate purposes. The Term Loan Agreement will mature on October 7, 2025.
Term loans will bear interest at a rate per annum of the Term SOFR Rate, as defined in the Term Loan Agreement, plus a credit spread adjustment of 10 basis points plus a margin ranging from 100 to 150 basis points, determined on the basis of the Company’s corporate credit ratings (or if public credit ratings are not published, senior unsecured debt ratings). Interest rates for the term loans ranged from 6.5% to 6.6% during fiscal 2024.
Ferguson UK may voluntarily prepay the term loans, in whole or in part, without premium or penalty, but subject to reimbursement of funding losses with respect to certain prepayments. Term loans that are prepaid may not be reborrowed.
The Term Loan Agreement contains representations and warranties and affirmative and negative covenants and events of default, including, but not limited to, restrictions on the incurrence of non-guarantor subsidiary indebtedness, additional liens, mergers and sales of assets and changes in nature of business, in each case, subject to certain conditions, exceptions and thresholds. The Term Loan Agreement also requires the Company to maintain on a consolidated basis, as of the last day of each fiscal quarter, a maximum net leverage ratio of 3.50 to 1.00, with a step-up to 4.00 to 1.00 with respect to each of the four fiscal quarters ending immediately after certain material acquisitions. The Company unconditionally and irrevocably guarantees the term loans.
Revolving Credit Facility
The Company maintains a revolving credit facility (the “Revolving Facility”) under the Amendment and Restatement Agreement, dated October 7, 2022, among the Company, Ferguson UK, the lenders party thereto, and the agent of the lenders party thereto (as amended from time to time, the “Revolving Facility Agreement”). The Revolving Facility has aggregate total available credit commitments of $1.35 billion. Borrowings under the Revolving Facility bear interest at a per annum rate of Term SOFR (as defined in the Revolving Facility Agreement) plus a credit spread adjustment of 10 basis points plus a margin ranging from 20 to 75 basis points, determined on the basis of the Company’s corporate credit ratings (or if public credit ratings are not published, senior unsecured debt ratings).
The Company is required to pay a quarterly commitment fee and utilization fee in certain circumstances. All obligations under the Revolving Facility Agreement are unconditionally guaranteed by the Company and Ferguson UK, to the extent each entity is not the borrower with respect to such obligation.
The Revolving Facility Agreement contains affirmative and negative covenants that, among other things, restrict, subject to certain conditions, exceptions and thresholds, the ability of the Company and its subsidiaries to incur indebtedness, grant liens on present or future assets or revenues, sell assets or engage in mergers or consolidations. The Revolving Facility Agreement also contains events of default, including, among others, cross-default and cross-acceleration provisions, in each case, subject to grace periods and thresholds. The Revolving Facility terminates in March 2026.
As of July 31, 2024 and 2023, no borrowings were outstanding under the Revolving Facility, respectively.

Receivables Securitization Facility
The Company maintains a Receivables Securitization Facility (the “Receivables Facility”) which is primarily governed by the Receivables Purchase Agreement, dated July 31, 2013, as amended from time to time, among the Company, Ferguson Enterprises, LLC and certain of its subsidiaries; the conduit purchasers, committed purchasers, and letter of credit banks from time to time party thereto; and Royal Bank of Canada, as administrative agent.
The Receivables Facility consists of funding for up to $1.1 billion, including a swingline for up to $100 million in same day funding, terminating on October 7, 2025. The Company has available to it an accordion feature whereby the facility may be increased up to $1.5 billion subject to lender participation. Interest is payable under the Receivables Facility at a rate of Term SOFR (as defined in the Receivables Facility) plus a credit spread adjustment of 10 basis points plus a margin or, in the case of the lending banks that fund, through a conduit, by the issuance of commercial paper, at a rate equal to the per annum rate payable of the related commercial paper issued by such conduit plus a margin. Interest rates under the Receivables Facility ranged from 6.3% to 6.4% during fiscal 2024. The Company does not factor its accounts receivable.
The Receivables Facility contains affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries party thereto from granting additional liens on the accounts receivable, selling certain assets or engaging in acquisitions, mergers or consolidations, or, in the case of the borrower, incurring other indebtedness.
The Receivables Facility also contains events of default and cross-default provisions, including requirements that our performance in relation to accounts receivable remains at set levels (specifically, among other things, relating to timely payments being received from debtors on the accounts receivable and to the amount of accounts receivable written off as bad debt) and that a required level of accounts receivable be generated and available to support the borrowings under the arrangements.
The Company pays customary fees regarding unused amounts to maintain the availability under the Receivables Facility.
Concurrently with the consummation of the Merger on August 1, 2024, Ferguson Enterprises Inc. assumed Ferguson (Jersey) Limited’s (f/k/a Ferguson plc) rights, duties, liabilities and obligations, and Ferguson (Jersey) Limited was released from its liabilities and obligations, under the outstanding Private Placement Notes, outstanding Unsecured Senior Notes, the Term Loan Agreement, the Revolving Facility and the Receivables Facility.
The Company was in compliance with all debt covenants for all of these debt obligations and facilities that were in effect as of July 31, 2024.
Debt maturities, exclusive of unamortized original issue discounts, unamortized debt issuance costs, fair-value hedge adjustments, and finance lease obligations, for the next five fiscal years and thereafter are as follows:

As of July 31,
(In millions)	2024
2025	$150
2026	1,150
2027	450
2028	150
2029	750
Thereafter	1,300
Total	$3,950

Note 10. Fair value measurements
Derivative Instruments
The Company’s derivatives relate principally to interest rate swaps, designated as fair value hedges, to manage its exposure to interest rate movements on its debt. They are measured at fair value on a recurring basis through profit and loss using forward interest curves which are Level 2 inputs. The Company’s derivatives are not material. The notional amount of the Company’s outstanding fair value hedges as of July 31, 2024 was $300 million (2023: $355 million).
Equity investments
The fair value of the Company’s equity investments is measured on a recurring basis using market derived valuation methods upon occurrence of orderly transactions for identical or similar assets which is deemed a Level 3 input. The fair value of equity investments was $28 million as of July 31, 2024 (2023: $34 million) and the activity during fiscal 2024 was not material.
Other Fair Value Disclosures
Due to their short maturities, or their insignificance, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term debt approximated their fair values at July 31, 2024 and 2023.
Non-recurring fair value measurements
Fair value estimates are made in connection with the Company’s acquisitions. See Note 16, Acquisitions of the Consolidated Financial Statements for further details.
Liabilities for which fair value is only disclosed
Carrying amounts and the related estimated fair value of the Company’s long-term debt were as follows:

	As of July 31,
	2024		2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured Senior Notes	$2,333	$2,263	$2,330	$2,195
Private Placement Notes	849	837	904	871
The difference in fair values results from changes, since issuance, in the corporate debt markets and investor preferences. The fair value of the Unsecured Senior Notes and Private Placement Notes are classified as Level 2 fair value measurements, and were estimated using observable market prices as provided in secondary markets that consider the Company’s credit risk and market-related conditions.
Due to its variable rate nature, the carrying value of the Company’s variable rate debt approximates its fair value.
Note 11. Commitments and contingencies
The Company is, from time to time, involved in various legal proceedings considered to be normal course of business in relation to, among other things, the products that we supply, contractual and commercial disputes and disputes with employees. Provision is made if, on the basis of current information and professional advice, liabilities are considered probable. In the case of unfavorable outcomes, the Company may benefit from applicable insurance protection. The Company does not expect any of its pending legal proceedings to have a material adverse effect on its results of operations, financial position or cash flows.

Note 12. Accumulated other comprehensive loss
The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2021	($396)	($400)	($796)
Other comprehensive loss before reclassifications	(24)	(18)	(42)
Amounts reclassified from accumulated other comprehensive loss	—	8	8
Other comprehensive loss	(24)	(10)	(34)
Balance as of July 31, 2022	($420)	($410)	($830)
Other comprehensive loss before reclassifications	(9)	(57)	(66)
Amounts reclassified from accumulated other comprehensive loss	—	8	8
Other comprehensive loss	(9)	(49)	(58)
Balance as of July 31, 2023	($429)	($459)	($888)
Other comprehensive loss before reclassifications	(32)	(22)	(54)
Amounts reclassified from accumulated other comprehensive loss	—	11	11
Other comprehensive loss	(32)	(11)	(43)
Balance as of July 31, 2024	($461)	($470)	($931)
Amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items include the related income tax impacts. Such amounts consisted of the following:

	For the years ended July 31,
(In millions)	2024	2023	2022
Amortization of actuarial losses	$15	$11	$10
Tax benefit	(4)	(3)	(2)
Amounts reclassified from accumulated other comprehensive loss	$11	$8	$8

Note 13. Retirement benefit obligations
The Company provides various retirement benefits to eligible employees, including pension benefits associated with defined benefit plans, contributions to defined contribution plans, post-retirement benefits and other benefits. Eligibility requirements and benefit levels vary depending on associate location.
The Company provides defined benefit plans to its employees in Canada. The majority of the Canadian defined benefit plans are funded. Post-retirement benefit obligations are not material and have been included in all amounts presented herein.
The legacy U.K. defined benefit plan is the Wolseley Group Retirement Benefits Plan which provides benefits based on final pensionable salaries. The assets are held in separate trustee administered funds. The plan was closed to new entrants in 2009, closed to future service accrual in December 2013 and closed to future non-inflationary salary accrual on the disposal of the U.K. business in 2021.
In 2017, the Company secured a buy-in insurance policy with Pension Insurance Corporation for the U.K. defined benefit plan. This policy covers all benefit payments to a certain portion of participants in the plan. The insured liabilities are exactly equal to the fair value of the related insurance assets.
In 2021, prior to the disposal of the U.K. business, Wolseley UK Limited, the liabilities of the disposed entities to the U.K. defined benefit plan were transferred to Ferguson UK Holdings Limited.
The funded status of the Company’s plans was as follows, valued with a measurement date of July 31 for each year:

	For the years ended July 31,
(In millions)	2024	2023
Change in net benefit obligations:
Beginning balance	$1,218	$1,402
Interest cost	62	51
Actuarial loss (gain)	36	(245)
Benefits paid	(63)	(57)
Exchange rate adjustment	(2)	67
Ending balance	$1,251	$1,218
Change in assets at fair value:
Beginning balance	$1,270	$1,508
Actual return on plan assets	68	(279)
Company contributions	34	24
Benefits paid	(63)	(57)
Exchange rate adjustment	(1)	74
Ending balance at fair value	$1,308	$1,270
Funded status of plans	$57	$52
As required by United Kingdom pensions regulation, the United Kingdom Plan completed its triennial actuarial valuation exercise, which is measured on a technical provisions basis, based on the United Kingdom Plan’s financial position as of April 30, 2022. The triennial valuation resulted in required contributions by the Company of £133 million to be spread over the period to January 31, 2026, of which the Company has paid £50 million as of July 31, 2024.
Total expected employer contributions to the defined benefit plans for the year ending July 31, 2025 are estimated to be $61 million, which includes amounts due from the triennial funding valuation.

Amounts recognized in the consolidated balance sheets consisted of:

	As of July 31,
(In millions)	2024	2023
Non-current asset	$57	$55
Non-current liability	—	(3)
Amounts recognized in accumulated other comprehensive loss:

	As of July 31,
(In millions)	2024	2023
Net actuarial loss	$617	$602
Income tax impact	(147)	(143)
Accumulated other comprehensive loss	$470	$459
Components of other comprehensive loss (income) consisted of the following:

	For the years ended July 31,
(In millions)	2024	2023	2022
Net actuarial loss (gain)	$31	$83	($3)
Amortization of net actuarial loss	(15)	(11)	(10)
Impact of exchange rates	(1)	(7)	12
Income tax impact	(4)	(16)	11
Other comprehensive loss, net of tax	$11	$49	$10
The components of net periodic pension costs associated with all of the Company’s plans were as follows:

	For the years ended July 31,
(In millions)	2024	2023	2022
Other expense (income), net
Amortization of net actuarial losses	15	11	10
Interest cost	62	51	41
Expected return on plan assets	(63)	(49)	(45)
Net periodic cost	$14	$13	$6

Weighted average assumptions:
Discount rate, net periodic benefit cost	5.05%	3.53%	1.78%
Discount rate, benefit obligations	4.98%	5.05%	3.53%
Expected return on plan assets	5.11%	3.41%	2.12%
Wage inflation growth rate	2.45%	2.50%	2.35%
The Company determines the discount rate primarily by reference to rates on high-quality, long-term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the various plans.
The Company has established strategic asset allocation percentage targets for significant asset classes with the aim of achieving an appropriate balance between risk and return. The Company periodically revises asset allocations, where appropriate, in an effort to improve return and/or manage risk. The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. The market-related value of plan assets is based on long-term expectations given current investment objectives and historical results.

Investment Strategy
The Company’s investment strategy for its funded post-employment plans is decided locally and, if relevant, by the trustees of the plan and takes account of the relevant statutory requirements. The Company’s objective for the investment strategy is to achieve a target rate of return in excess of the increase in the liabilities, while taking an acceptable amount of investment risk relative to the liabilities. This objective is implemented by using specific allocations to a variety of asset classes that are expected over the long term to deliver the target rate of return.
For the U.K. Plan, the guaranteed insurance policy represents approximately 34% of the plan assets. For the remaining assets, the strategy is to invest in a mix of equities, bonds and other income-generating asset classes so that expected cash flows broadly match a high proportion of the cash flows of the plan’s expected liabilities. The investment strategy is subject to regular review by the trustees of the plan in consultation with the Company.
For the plans in Canada, the investment strategy is to invest predominantly in equities and bonds.
The Company’s weighted average asset allocations by asset category were as follows:

	As of July 31,
	2024	2023
Asset category:
Equity securities	2%	3%
Fixed income securities	63	61
Cash, cash equivalents and other short-term investments	2	2
Guaranteed insurance policies	33	34
Total	100%	100%
The following tables present the fair value of the Company’s plan assets using the fair value hierarchy:

	As of July 31, 2024
(In millions)	Total	Level 1	Level 2	Level 3
U.K. Plan assets:
Fixed income securities:
Corporate	$340	$1	$227	$112
Asset backed	1	—	1	—
Government	439	439	—	—
Cash, cash equivalents and other short-term investments	23	22	1	—
Insurance policies	409	—	—	409

Canada Plan assets:
Equity securities	34	34	—	—
Fixed income securities:
Corporate	7	—	7	—
Government	33	—	33	—
Cash and cash equivalents	2	2	—	—
Other	20	12	8	—
	$1,308	$510	$277	$521

	As of July 31, 2023
(In millions)	Total	Level 1	Level 2	Level 3
U.K. Plan assets:
Fixed income securities:
Corporate	$319	$2	$224	$93
Asset backed	1	—	1	—
Government	410	406	4	—
Cash and cash equivalents	29	28	1	—
Insurance policies	417	—	—	417

Canada Plan assets:
Equity securities	33	33	—	—
Fixed income securities:
Corporate	9	—	9	—
Government	32	—	32	—
Cash and cash equivalents	1	1	—	—
Other	19	11	8	—
	$1,270	$481	$279	$510
The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	For the years ended July 31,
(In millions)	2024	2023
Beginning balance	$510	$570
Transfers into Level 3	11	67
Transfers out of Level 3	—	(131)
Actual returns	31	1
Purchases, sales and settlements, net	(32)	(24)
Impact of exchange rates	1	27
Ending balance	$521	$510
The Company expects the following benefit payments related to its defined benefit pension plans over the next 10 years:

As of July 31,
(In millions)	2024
2025	$63
2026	65
2027	66
2028	68
2029	69
2030-2034	369
Total	$700

Defined Contribution Plans
The principal plans operated for employees in the United States are defined contribution plans, which are established in accordance with 401(k) rules in the United States. The Company’s Canadian employees are covered by defined contribution plans including a Post Retirement Benefit Plan and Supplemental Executive Retirement Plan. Under the Canadian plans, the Company’s employees are able to make personal contributions.
Total expense related to defined contribution plans in fiscal 2024 was $95 million (2023: $93 million and 2022: $87 million).
In addition, Ferguson Enterprises, LLC, a subsidiary of the Company, sponsors a non-qualified deferred compensation plan for the benefit of U.S.-based executives and certain other senior associates. For the year ended July 31, 2024, the Company’s obligations related to the plan total $378 million (2023: $323 million), including a current portion of the liability of $28 million (2023: $16 million). The Company has investments in Company-owned life insurance policies that are intended to fund these obligations, however, these assets are subject to the general claims of the Company’s creditors. The assets are recorded at cash surrender value with changes recognized in earnings. The non-current assets total $373 million (2023: $322 million).
Note 14. Shareholders’ equity
The following table presents a summary of the Company’s share activity:

	For the years ended July 31,
	2024	2023	2022
Ordinary shares:
Balance at beginning of period	232,171,182	232,171,182	232,171,182
Change in shares issued	—	—	—
Balance at end of period	232,171,182	232,171,182	232,171,182

Treasury shares:
Balance at beginning of period	(27,893,680)	(21,078,577)	(9,862,816)
Repurchases of ordinary shares	(3,317,654)	(7,022,242)	(11,413,180)
Treasury shares used to settle share-based compensation awards	383,405	207,139	197,419
Balance at end of period	(30,827,929)	(27,893,680)	(21,078,577)

Employee Benefit Trust:
Balance at beginning of period	(274,031)	(846,491)	(833,189)
New shares purchased	—	—	(600,000)
Employee Benefit Trust shares used to settle share-based compensation awards	253,212	572,460	586,698
Shares sold upon termination of Employee Benefit Trust	20,819	—	—
Balance at end of period	—	(274,031)	(846,491)
Total shares outstanding at end of period	201,343,253	204,003,471	210,246,114
Employee Benefit Trusts
Two Employee Benefit Trusts had been previously established in connection with the Company’s discretionary share award plans and long-term incentive plans. During fiscal 2024, each of these trusts were terminated with all shares disbursed or sold. The proceeds from shares sold upon termination of the Employee Benefit Trusts were $4 million and included in other financing activities in the statement of cash flow.
Share Repurchases
Share repurchases are being made under an authorization that allows up to $4.0 billion in share repurchases. As of July 31, 2024, the Company has completed $3.1 billion of the total announced $4.0 billion share repurchase program.
Treasury shares
As of August 1, 2024, the Company canceled all ordinary shares held in treasury in connection with its completion of the Merger. As a result, the fiscal 2025 beginning balance for the number of shares issued and outstanding of Ferguson Enterprises Inc. will consist of 201,343,253 shares of common stock.

Note 15. Share-based compensation
Following adoption by the board of directors of the Company (the “Board”), the Ferguson plc 2023 Omnibus Equity Incentive Plan (the “Ferguson plc Omnibus Plan”) was approved by the shareholders of the Company at the annual general meeting on November 28, 2023, and became effective as of September 21, 2023, the date of the Board’s adoption of the Ferguson plc Omnibus Plan. The Ferguson plc Omnibus Plan provided for the issuance of up to 6,750,000 of the Company’s ordinary shares, subject to share recycling and adjustment provisions. All new share-based compensation awards granted subsequent to November 28, 2023 have been granted under the Ferguson plc Omnibus Plan through July 31, 2024.
In connection with the Merger, on the Effective Date, Ferguson Enterprises Inc. assumed the Ferguson plc Omnibus Plan, the Ferguson Enterprises Inc. Ordinary Share Plan 2019, the Ferguson Enterprises Inc. Performance Ordinary Share Plan 2019 and the Ferguson Enterprises Inc. Long Term Incentive Plan 2019 (the “Prior Plans”) and adopted the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan (the “FEI Omnibus Plan” and, together with the Ferguson plc Omnibus Plan, the “Omnibus Plan”). In addition, in connection with the assumption of the Prior Plans, Ferguson Enterprises Inc. adopted the Omnibus Amendment to The Ferguson Group International Sharesave Plan 2019, The Ferguson Group Long Term Incentive Plan 2019, The Ferguson Group Ordinary Share Plan 2019 and The Ferguson Group Performance Ordinary Share Plan 2019. No new awards have been, or will be, granted under the Prior Plans after November 28, 2023. Additionally, on the Effective Date, each outstanding ordinary share of the Company’s stock was canceled without any repayment of capital and Ferguson Enterprises Inc. issued as consideration new shares of common stock of Ferguson Enterprises Inc. In addition, on the Effective Date, each equity award previously granted under the Omnibus Plan and the Prior Plans were converted to an incentive award of Ferguson Enterprises Inc. that is subject to substantially the same terms and conditions as the former Ferguson plc incentive award. The security issuable upon vesting will be a share of common stock of Ferguson Enterprises Inc. rather than an ordinary share of Ferguson plc.
The Company grants share-based compensation awards that can be broadly characterized by the underlying vesting conditions as follows:
•Time vested, restricted stock units (“RSU”) typically vest at the end of three years. The fair value of these awards is based on the closing share price on the date of grant.
•Single metric performance stock units (“PSU”) typically vest following three-year performance cycles. The number of common stock shares issued will vary based upon the Company’s performance against an adjusted operating profit measure. The fair value of the award is based on the closing share price on the date of grant.
•Multiple metric performance stock units granted to Executive Directors (“PSU-ED”) typically vest following three-year performance cycles. The number of common stock shares issued will vary based upon multiple performance metrics as described below.
For PSU-ED awards granted prior to fiscal 2023, the number of shares eligible to vest will vary based on Company measures of inflation-indexed earnings per share (“EPS”), cash flow and relative total shareholder return (“rTSR”) compared to a peer company set. Based on these performance conditions, these awards granted prior to fiscal 2023 are treated as liability-settled awards. As such, the fair value of these awards are initially determined at the date of grant and are remeasured at each balance sheet date until the liability is settled. Dividend equivalents accrue during the vesting period with respect to these awards, but are not paid until the underlying awards vest. As of July 31, 2024 and July 31, 2023, the total liability recorded in connection with these grants was $8 million and $13 million, respectively.
In fiscal 2024 and 2023, the Company granted PSU-ED awards in which the number of shares eligible to vest will vary based on fixed measures of Company defined adjusted EPS growth (diluted) and return on capital employed (“ROCE”), as well as rTSR compared to a peer company set. Dividend equivalents accrue during the vesting period with respect to these awards, but are not paid until the underlying awards vest. Based on the performance conditions of these awards, such grants are treated as equity-settled awards (“PSU-ED, equity-settled”) with the fair value determined on the date of grant. Specifically, the fair value of such awards that vest based on achievement of the EPS and ROCE measures are equal to the closing share price on the date of grant. The fair value of the awards that vest based on rTSR were determined using a Monte-Carlo simulation, which estimate the fair value based on the Company's share price activity relative to the peer comparative set over the expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the shares of the Company and that of the peer company set.

The following table summarizes the share-based incentive awards activity for fiscal 2024:

	Number of shares	Weighted average grant date fair value
Outstanding as of July 31, 2023	1,158,673	$111.57
RSU awards granted	113,281	161.15
PSU awards granted	209,945	158.16
PSU-ED, equity-settled awards granted	32,050	149.37
Share adjustments based on performance	(27,836)	53.59
Vested	(477,323)	99.01
Forfeited	(45,660)	130.41
Outstanding as of July 31, 2024	963,130	$135.82
The following table relates to RSU, PSU and PSU-ED awards activity:

	For the years ended July 31,
(In millions, except per share amounts)	2024	2023	2022
Fair value of awards vested	$79	$67	$94
Weighted average grant date fair value per share granted	$158.32	$99.95	$134.88
The following table relates to all share-based compensation awards:

	For the years ended July 31,
(In millions)	2024	2023	2022
Share-based compensation expense (within SG&A)	$49	$51	$57
Income tax benefit	14	11	20
Total unrecognized share-based payment expense for all share-based payment plans was $56 million at July 31, 2024, which is expected to be recognized over a weighted average period of 1.9 years.
Employee share purchase plan
Similar to the Omnibus Plan and Prior Plans, in connection with the Merger, as of the Effective Date, Ferguson Enterprises Inc. assumed The Ferguson Group Employee Share Purchase Plan 2021, and in connection with such assumption, adopted the Ferguson Enterprises Inc. Employee Share Purchase Plan 2021 (the “ESPP”). In addition, as of the Effective Date, all outstanding options under the ESPP were converted into options of Ferguson Enterprises Inc. that were subject to substantially the same terms and conditions as the former Ferguson plc option, except, that the security issuable upon exercise of the option will be a share of common stock (or its cash equivalent) of Ferguson Enterprises Inc. rather than an ordinary share of Ferguson plc (or its cash equivalent). The ESPP provides for a limit of 20 million shares of common stock that can be awarded under the plan subject to certain guidelines set forth in the plan.
As of July 31, 2024, 19.5 million shares of common stock remain available for allotment under the ESPP. The exercise price per share of common stock will be prescribed by the Board for each offering period and may not be less than 85% of the lesser of the fair market value of common stock on the date of grant and the fair market value of common stock on the date of exercise. During fiscal 2024, there were approximately 160,800 shares purchased under the ESPP at an average price of $106.02. The expense associated with the ESPP is not material.

Note 16. Acquisitions
The Company acquired ten and eight businesses during fiscal 2024 and 2023, respectively. Each of the acquired businesses are primarily engaged in the distribution of plumbing, HVAC and infrastructure related products and was acquired to support growth. In each of the Company’s acquisitions, the Company has substantially purchased the acquiree's business and therefore all transactions have been accounted for as a business combination pursuant to FASB Accounting Standards Codification (ASC) 805.
The following table summarizes the preliminary purchase price allocation for the assets acquired and liabilities assumed in regards to the Company's respective acquisitions occurring in fiscal 2024 and 2023:

	Acquisitions occurring in fiscal
(In millions)	2024	2023
Cash and cash equivalents	$1	$3
Receivables and other assets	53	134
Inventories	50	180
Property, plant and equipment	6	11
Operating lease right-of-use assets	11	66
Trade name intangible assets	5	9
Customer relationships intangible assets	108	207
Other intangible assets	10	4
Trade and other payables	(41)	(80)
Lease liabilities	(11)	(66)
Deferred tax	(7)	—
Provisions	—	(4)
Other	(2)	—
Total	183	464
Goodwill	124	198
Consideration	$307	$662
Satisfied by:
Cash	$261	$619
Deferred consideration	46	43
Total consideration	$307	$662
The fair values of the assets acquired in fiscal 2024 are considered preliminary and are based on management’s best estimates. Further adjustments may be necessary in connection with acquisitions completed in fiscal 2024 when additional information becomes available during the measurement period about events that existed at the date of acquisition. There were no material adjustments in the current fiscal year that related to the closing of the measurement period of acquisitions made in the prior fiscal year. As of the date of this Annual Report, the Company has made all known material adjustments related to acquisitions in fiscal 2024.
The fair value estimates of intangible assets are considered non-recurring, Level 3 measurements within the fair value hierarchy and are estimated as of each respective acquisition date.
The goodwill on these acquisitions is attributable to the anticipated profitability of the new markets and product ranges to which the Company has gained access and additional profitability, operating efficiencies and other synergies available in connection with existing markets. Goodwill acquired during fiscal 2024 that was attributed to the United States and Canada segments were $91 million (2023: $198 million) and $33 million (2023: $0 million), respectively. Goodwill acquired in fiscal 2024 that is expected to be deductible for tax purposes is $90 million (2023: $198 million).

Deferred consideration represents the expected payout due to the sellers of certain acquired businesses that is subject to either 1) a contractual settle-up period or 2) a contingency related to contractually defined performance metrics. If the deferred consideration is contingent on achieving performance metrics, the liability is estimated using assumptions regarding the expectations of an acquiree’s ability to achieve the contractually defined performance metrics over a period of time that typically spans one to three years. When ultimately paid, deferred consideration is reported as a cash outflow from financing activities.
The businesses acquired in fiscal 2024 contributed $126 million to net sales and $4 million in losses to the Company’s income before income tax, including acquired intangible asset amortization, transaction and integration costs for the period between the applicable date of acquisition and July 31, 2024. Acquisition costs in fiscal 2024 was $5 million (2023: $5 million). Acquisition costs are expensed as incurred and included in SG&A in the Company’s consolidated statements of earnings.
The net outflow of cash in respect of the purchase of businesses is as follows:

	For the years ended July 31,
(In millions)	2024	2023
Purchase consideration	$261	$619
Cash, cash equivalents and bank overdrafts acquired	(1)	(3)
Cash consideration paid, net of cash acquired	260	616
Deferred and contingent consideration paid for prior years’ acquisitions(1)	44	34
Net cash outflow in respect of the purchase of businesses	$304	$650

(1) Included in other financing activities in the consolidated statements of cash flows
Pro forma disclosures
If each acquisition had been completed on the first day of the prior fiscal year, the Company’s unaudited pro forma net sales would have been:

	Year ended July 31,
(In millions)	2024	2023
Pro forma net sales for current year acquisitions	$29,902	$30,140

	Year ended July 31,
(In millions)	2023	2022
Pro forma net sales for prior year acquisitions	$30,299	$29,354
The impact on income before income tax in fiscal 2024, 2023 and 2022, including additional intangible asset amortization, transaction and integration costs, would not be material.
The unaudited pro forma results presented herein do not necessarily represent financial results that would have been achieved had the acquisition actually occurred at the beginning of the prior fiscal year.
Note 17. Related party transactions
For fiscal 2024, the Company purchased $8 million (2023: $27 million and 2022: $22 million) of delivery, installation and related administrative services from companies that are, or are indirect wholly owned subsidiaries of companies that are, controlled or significantly influenced by a Ferguson Non-Employee Director. The services were purchased on an arm’s-length basis. In December 2023, this related party relationship ended. As such, services provided by these companies during the second half of fiscal 2024 did not constitute a related party transaction. No material amounts are due to such companies.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Ferguson Enterprises Inc.
Opinion on the Financial Statement
We have audited the accompanying consolidated balance sheet of Ferguson Enterprises Inc. and subsidiaries (the "Company") as of July 31, 2024, and the related notes (collectively referred to as the "financial statement"). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
Critical audit matters are matters arising from the current-period audit of the financial statement that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statement and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP
Richmond, VA
September 25, 2024

We have served as the Company's auditor since 2024.

Ferguson Enterprises Inc.
Consolidated Balance Sheet

(In millions, except share amounts)	As of July 31, 2024
Assets
Cash and cash equivalents	$—
Total assets	$—

Liabilities and shareholders' equity
Total liabilities	$—

Shareholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 3 shares issued	—
Additional paid-in capital	—
Total liabilities and shareholders' equity	$—
See accompanying Notes to the Consolidated Financial Statement.

Ferguson Enterprises Inc.
Notes to the Consolidated Financial Statement
Note A. Basis of presentation and summary of significant accounting policies
Background
Ferguson Enterprises Inc. was formed as a Delaware corporation in February 2024. Effective on August 1, 2024 (the “Effective Date”), the Company implemented a new corporate structure by completing a merger transaction (the “Merger”) that resulted in (i) Ferguson plc becoming a direct, wholly owned subsidiary of Ferguson Enterprises Inc., a Delaware corporation, and (ii) the shareholders of Ferguson plc at the designated record time for the Merger no longer holding ordinary shares of Ferguson plc but instead holding shares of common stock of Ferguson Enterprises Inc. As a result of the Merger, Ferguson Enterprises Inc. became the successor issuer to Ferguson plc, which was renamed “Ferguson (Jersey) Limited” and converted into a private company.
Financial statements and basis of consolidation
The accompanying consolidated financial statement of Ferguson Enterprises Inc. and all of its wholly owned subsidiaries have been prepared in accordance with U.S. GAAP as set forth in the FASB Accounting Standards Codification and in conjunction with the rules and regulations of the SEC. Separate statements of earnings and comprehensive income, changes in stockholder’s equity, and cash flows have not been presented because there have been no activities in this entity since its formation in February 2024 through July 31, 2024. Beginning on August 1, 2024, Ferguson Enterprises Inc. became the successor issuer to Ferguson plc; therefore, beginning August 1, 2024, the operations, assets, rights, duties, liabilities, obligations and cash flows of Ferguson plc will be reported within Ferguson Enterprises Inc. pursuant to a merger under common control.
Use of estimates
The preparation of the accompanying consolidated financial statement of Ferguson Enterprises Inc. and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions affecting reported amounts in the consolidated financial statement and accompanying notes. Actual results may differ from those estimates.
Contingencies
As of July 31, 2024, Ferguson Enterprises Inc. was not a party to any pending claims or legal proceeding and is not aware of any other claims that it believes could, individually or in the aggregate, have a material adverse effect on its financial position, results of operations or cash flows.
Note B. Shareholders’ Equity
Ferguson Enterprises Inc. is authorized to issue 500,000,000 shares of common stock, par value $0.0001 per share. In February 2024, as part of its initial capitalization, Ferguson Enterprises Inc. issued 3 shares of common stock for total value of $0.03. In connection with the Merger, on the Effective Date, these shares in Ferguson Enterprises Inc. were surrendered to Ferguson Enterprises Inc. and cancelled, terminated and disposed of by Ferguson Enterprises Inc. for no additional consideration, and following such cancellation and termination, the initial stockholders no longer hold any rights whatsoever with respect to such shares.
On August 1, 2024, in connection with the completion of the Merger, Ferguson Enterprises Inc. issued common stock on a one-for-one basis for each Ferguson plc share held immediately preceding the Merger by the shareholders of Ferguson plc at the designated record time for the Merger. As a result, on August 1, 2024, the number of Ferguson Enterprises Inc. shares issued and outstanding consisted of 201,343,253 shares of common stock.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
As of the end of the period covered by this Annual Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act as of July 31, 2024. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can only provide reasonable assurance that the objectives of the disclosure controls and procedures are met.
Based on their evaluation as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s report on internal controls over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2024 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2024 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of July 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Ferguson Enterprises Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ferguson plc and subsidiaries (the “Company”) as of July 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements as of and for the year ended July 31, 2024, of the Company and our report dated September 25, 2024, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Richmond, VA
September 25, 2024

Item 9B.Other Information
The Company recently reviewed and updated its peer group companies for purposes of executive compensation benchmarking. Based on the recommendation of the Compensation Committee, the Board approved on September 24, 2024, the following overall changes to the pay structure for the Company’s President & Chief Executive Officer and Chief Financial Officer for fiscal year 2025 in order to provide pay opportunities that better align with U.S. benchmarking and market practices:

	Fiscal 2024		Fiscal 2025
	CEO	CFO	CEO	CFO
Base Salary	$1,244,071	$742,006	$1,500,000	$834,757
Target STI (% of Base Salary)	150%	95%	160%	100%
Target LTI (% of Base Salary)	430%	300%	650%	350%
The short-term incentive (“STI”) program components and their weighting remain unchanged (adjusted operating profit (70%), cash to cash days (20%) and ESG scorecard metrics (10%)). However, the ranges of achievement levels (between threshold and maximum) for each component were expanded. Further, the maximum payout for each component was changed from 170% to 200%.
The long-term incentive (“LTI”) program components and their weighting remain unchanged (rTSR, adjusted EPS growth (diluted), and ROCE; 33.3% each). In addition, the LTI design for fiscal 2025 will introduce stock options into the award mix, with LTI awards now comprised of 50% PSUs (down from 70% in fiscal 2024), 30% RSUs, and 20% stock options.
More details about the Company’s peer group changes and the compensation program design changes will be provided in the Company’s 2024 Proxy Statement.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10.Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in the 2024 Proxy Statement under the headings “Proposal 1: Election of Directors,” “Board Committees and Oversight” and “Executive Compensation—Management of Compensation Related Risks—Oversight Policies—Insider Trading Policy, Anti-Hedging and Anti-Pledging,” which information is incorporated herein by reference.
Item 11.Executive Compensation
Information required by this item will be contained in the 2024 Proxy Statement under the headings “Board Committees and Oversight” and “Executive Compensation,” which information is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below under the heading “Equity Compensation Plan Information,” information required by this item will be contained in the 2024 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

Equity Compensation Plan Information
The following table contains information, as of July 31, 2024, about the Company’s equity compensation plans under which Company shares have been authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Security Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	308,969 (1)	187.25	26,273,929(3)(4)(5)
Equity compensation plans not approved by security holders	1,509,665 (2)	—	— (6)
Total	1,818,634	187.25	26,273,929
(1)107,295 of these shares were subject to share options outstanding under the ESPP, 3,194 of these shares were subject to share options outstanding under the Ferguson Enterprises Inc. International Sharesave Plan 2019 (“ISP”), 171,951 of these shares were subject to share awards outstanding under the Ferguson Enterprises Inc. Long Term Incentive Plan 2019 (“LTIP”) and 26,529 of these shares were subject to share awards outstanding under the Omnibus Plan.
(2)264,369 of these shares were subject to share awards outstanding under the Ferguson Enterprises Inc. Ordinary Share Plan 2019 (“OSP”), 1,245,296 of these shares were subject to share awards outstanding under the Ferguson Enterprises Inc. Performance Ordinary Share Plan 2019 (“POSP”).
(3)19,538,458 shares of common stock remain available to be awarded under the ESPP. The ESPP provides for a limit of 20,000,000 shares of common stock that can be awarded under the plan subject to certain guidelines set forth in the plan that are consistent with the limits set forth as described in footnote (4).
(4)12,000 shares of common stock remain available for allotment under the rules of the ISP (which provides for a limit of 12,000 shares of common stock that can be awarded under the plan following June 1, 2023). No new awards have been, or will be, granted under the LTIP after November 28, 2023. The ISP also provides additional guidelines to determine the limitation of shares of common stock that can be granted. The ISP determines that the Company cannot grant equity awards that would result in the issuance of shares of common stock that, when aggregated with awards issued and outstanding under all of the Company’s other equity plans, would exceed 10% of the Company’s issued ordinary share capital (adjusted for share issuance and cancellation) in any rolling 10-year period.
(5)6,723,471 shares of common stock remain available for allotment under the Omnibus Plan (which provides for a limit of 6,750,000 shares of common stock that may be awarded under the plan, subject to adjustment due to recapitalization or reorganization or as otherwise provided under such plan). Any shares subject to an award pursuant to the Omnibus Plan that are canceled, forfeited, or terminated without issuance of the full number of shares to which the award relates will again be available under the aggregate limit under the plan.
(6)No new awards have been, or will be, granted under the OSP and POSP after November 28, 2023.
Item 13.Certain Relationships and Related Transactions
Information required by this item will be contained in the 2024 Proxy Statement under the headings “Corporate Governance—Director Independence” and “Board Committees and Oversight—Related Party Transactions,” which information is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services
Information required by this item will be contained in the 2024 Proxy Statement under the heading “Independent Registered Public Accounting Firm’s Fees and Services,” which information is incorporated herein by reference.

Part IV
Item 15.Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements:
The following are included in this Annual Report under Item 8 for Ferguson plc:
•Reports of Independent Registered Public Accounting Firm
•Consolidated Statements of Earnings, Comprehensive Income, Shareholders’ Equity and Cash Flows for the years ended July 31, 2024, 2023 and 2022
•Consolidated Balance Sheets as of July 31, 2024 and 2023
•Notes to the Consolidated Financial Statements
The following are included in this Annual Report under Item 8 for Ferguson Enterprises Inc.:
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheet as of July 31, 2024
•Notes to the Consolidated Financial Statement

(2)	Financial Statement Schedules:
 All schedules are omitted as the required information is inapplicable or the information is presented in the Company’s audited consolidated financial statements or notes thereto.

(3)	Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Annual Report.

2.1
Merger Agreement, dated as of February 29, 2024, by and among Ferguson (Jersey) Limited (f/k/a Ferguson plc), Ferguson (Jersey) 2 Limited and Ferguson Enterprises Inc (incorporated by reference to Exhibit 2.1 of Registration Statement on Form S-4 filed by Ferguson Enterprises Inc. with the SEC on March 1, 2024).

3.1
Amended and Restated Certificate of Incorporation of Ferguson Enterprises Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on August 1, 2024).

3.2
Amended and Restated Bylaws of Ferguson Enterprises Inc. (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on August 1, 2024).

4.1	Description of Capital Stock (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on August 1, 2024).
10.1
Amendment and Restatement Agreement, dated October 7, 2022, by and among Ferguson (Jersey) Limited (f/k/a Ferguson plc), Ferguson UK Holdings Limited, each of the lenders party thereto, and ING Bank N.V., London Branch, as agent of the lenders (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on October 13, 2022).

10.2*	Accession Letter, dated August 1, 2024, by and among Ferguson Enterprises Inc., Ferguson (Jersey) Limited, and ING Bank N.V., London Branch, as agent.
10.3
Credit Agreement, dated October 7, 2022, by and among Ferguson (Jersey) Limited (f/k/a Ferguson plc), as parent guarantor, Ferguson UK Holdings Limited, as borrower, each of the lenders party thereto and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on October 13, 2022).

10.4*
First Amendment to Credit Agreement, dated June 7, 2024, by and among Ferguson (Jersey) Limited (f/k/a Ferguson plc), as parent guarantor, Ferguson UK Holdings Limited, as borrower, each of the lenders party thereto and PNC Bank, National Association, as administrative agent.

10.5*
Joinder and Assumption Agreement, dated August 1, 2024, by and among Ferguson Enterprises Inc. and PNC Bank, National Association, as administrative agent, and acknowledged and agreed to by Ferguson UK Holdings Limited and Ferguson (Jersey) Limited.

10.6
Receivables Purchase Agreement, dated as of July 31, 2013, among, Ferguson Receivables, LLC as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks, and facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent (as further amended, supplemented and restated, the “Receivables Purchase Agreement”) (incorporated by reference to Exhibit 4.3 of the 20FR12B (File No. 001-39301) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on February 12, 2021).

10.7
Purchase and Contribution Agreement, dated as of July 31, 2013, among Ferguson Receivables, LLC as purchaser, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, and its various subsidiaries party thereto as originators (as further amended, supplemented or restated, the “Purchase and Contribution Agreement”) (incorporated by reference to Exhibit 4.4 of the 20FR12B (File No. 001-39301) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on February 12, 2021).

10.8
First Amendment to Receivables Purchase Agreement, dated as of December 6, 2013, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, Inc., as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 27, 2022).

10.9
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated as of September 23, 2014, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.10
Third Amendment to Receivables Purchase Agreement, dated as of December 22, 2014, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.11
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated as of September 11, 2015, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 27, 2022).

10.12
Second Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated as of December 31, 2015, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.13
Fifth Amendment to Receivables Purchase Agreement, dated as of December 16, 2016, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.14
Sixth Amendment to Receivables Purchase Agreement, dated as of December 8, 2017, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Ferguson plc (f/k/a Wolseley plc), as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.15
Seventh Amendment to Receivables Purchase Agreement, dated as of December 20, 2018, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Ferguson plc (f/k/a Wolseley plc), as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.16
Eighth Amendment to Receivables Purchase Agreement and Consent to Assignment by Parent, dated as of May 10, 2019, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Ferguson Holdings Limited, as assignor parent, and Ferguson plc, as assignee parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.17
Ninth Amendment to Receivables Purchase Agreement, dated as of April 17, 2020, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, Truist Bank (f/k/a SunTrust Bank), as co-administrative agent, and Ferguson plc (f/k/a Wolseley plc), as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.18
Tenth Amendment to Receivables Purchase Agreement, dated as of July 22, 2020, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, Truist Bank (f/k/a SunTrust Bank), as co-administrative agent, and Ferguson plc (f/k/a Wolseley plc), as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.19
Omnibus Amendment and Consent, dated as of May 19, 2021, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, Truist Bank (f/k/a SunTrust Bank), as co-administrative agent, and Ferguson plc (f/k/a Wolseley plc), as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.20
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated as of December 8, 2021, among Ferguson Receivables, LLC as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson plc (f/k/a Wolseley plc), as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.21
Thirteenth Amendment to Receivables Purchase Agreement, dated October 7, 2022, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson plc (f/k/a Wolseley plc), as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on October 13, 2022).

10.22
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated December 29, 2022, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson plc (f/k/a Wolseley plc), as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on March 8, 2023).

10.23
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated February 10, 2023, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson plc (f/k/a Wolseley plc), as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on March 8, 2023).

10.24
Omnibus Amendment and Consent (Ferguson Receivables, LLC), dated as of June 23, 2023, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC, as servicer, the originators, the conduit purchasers, committed purchasers, letters of credit banks, and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson plc (f/k/a Wolseley plc), as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.25*	Assignment and Assumption Agreement, dated August 1, 2024, by and between Ferguson (Jersey) Limited and Ferguson Enterprises Inc.
10.26+
Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Retirement Plan I (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.27+
Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Retirement Plan II (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.28+
Amendment No. One to Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Retirement Plan II (incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.29+
Amendment No. Two to Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Retirement Plan II (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.30+
Amendment No. Three to Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Retirement Plan II (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.31+
Amendment No. Four to Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Retirement Plan II (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.32+
Amendment No. Five to Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Retirement Plan II (incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.33+
Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Retirement Plan III (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.34+
Amendment to the Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Retirement Plan III, effective as of January 1, 2017 (incorporated by reference to Exhibit 10.30 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.35+
Amendment to the Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Retirement Plan III, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.36+
Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on August 1, 2024).

10.37+
Ferguson Enterprises Inc. Employee Share Purchase Plan 2021 (incorporated by reference to Exhibit 10.2 the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on August 1, 2024).

10.38+
Ferguson Enterprises Inc. International Sharesave Plan 2019 (incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.39+
Ferguson Enterprises Inc. Long Term Incentive Plan 2019 (incorporated by reference to Exhibit 10.33 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.40+
Ferguson Enterprises Inc. Ordinary Share Plan 2019 (incorporated by reference to Exhibit 10.34 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.41+
Ferguson Enterprises Inc. Performance Ordinary Share Plan 2019 (incorporated by reference to Exhibit 10.35 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.42+
Omnibus Amendment to The Ferguson Group International Sharesave Plan 2019, The Ferguson Group Long Term Incentive Plan 2019, The Ferguson Group Ordinary Share Plan 2019 and The Ferguson Group Performance Ordinary Share Plan 2019 (incorporated by reference to Exhibit 10.3 the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on August 1, 2024).

10.43+
Amended & Restated Employment Agreement, dated as of September 1, 2022, by and between Ferguson Enterprises, LLC, on behalf of itself and Ferguson (Jersey) Limited (f/k/a Ferguson plc), and Kevin Murphy, as amended August 30, 2023 (incorporated by reference to Exhibit 10.39 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.44+
Amended & Restated Employment Agreement, dated as of September 1, 2022, by and between Ferguson Enterprises, LLC, on behalf of itself and Ferguson (Jersey) Limited (f/k/a Ferguson plc) and William Brundage, as amended August 30, 2023 (incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.45+*	Form of Amendment to Executive Director Employment Agreement.
10.46+
Amended & Restated Employment Agreement, dated as of August 1, 2022, by and between Ferguson Enterprises, LLC, on behalf of itself and Ferguson (Jersey) Limited (f/k/a Ferguson plc), and Ian Graham, as amended August 30, 2023 (incorporated by reference to Exhibit 10.41 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.47+
Amended & Restated Employment Agreement, dated as of August 29, 2022, by and between Ferguson Enterprises, LLC, on behalf of itself and Ferguson (Jersey) Limited (f/k/a Ferguson plc), and Samantha Long, as amended August 30, 2023 (incorporated by reference to Exhibit 10.42 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.48+
Amended & Restated Employment Agreement, dated as of June 1, 2022, by and between Ferguson Enterprises, LLC, on behalf of itself and Ferguson (Jersey) Limited (f/k/a Ferguson plc), and William Thees, as amended August 30, 2023 (incorporated by reference to Exhibit 10.43 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.49+*	Form of Amendment to Executive Officer Employment Agreement.
10.50+*	Form of Legacy Non-Employee Director Appointment Letter.
10.51+*	Form of Non-Employee Director Appointment Letter.
10.52+*	Form of Non-Employee Director Restricted Stock Unit Award Agreement Pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan.
10.53+*	Form of Restricted Stock Unit Award Agreement Pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan.
10.54+*	Form of Performance Award Unit Agreement Pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan.
10.55+*	Form of Stock Option Agreement Pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan.
10.56+*	Form of Non-Employee Director Restricted Stock Unit Award Agreement Pursuant to the Ferguson plc 2023 Omnibus Equity Incentive Plan.
10.57+
Form of Restricted Stock Unit Award Agreement Pursuant to the Ferguson plc 2023 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on November 29, 2023).

10.58+
Form of Performance Award Unit Agreement Pursuant to the Ferguson plc 2023 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on November 29, 2023).

10.59+	Change in Control Policy (incorporated by reference to Exhibit 10.5 the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on August 1, 2024).
10.60+
Retirement Policy for Ferguson Group Share Plans (incorporated by reference to Exhibit 10.46 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.61+
Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Life Insurance Plan II (incorporated by reference to Exhibit 10.47 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.62+
Amendment No. 1 to Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Life Insurance Plan II (incorporated by reference to Exhibit 10.48 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.63+
Amendment No. 2 to Ferguson Enterprises, LLC Executive Life Insurance Plan II (incorporated by reference to Exhibit 10.49 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.64+
Amendment No. 3 to the Ferguson Enterprises, LLC Executive Life Insurance Plan II (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q (File No. 001-40066) filed by Ferguson (Jersey) Limited (f/k/a Ferguson plc) with the SEC on December 6, 2023).

10.65+
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.55 of the Registration Statement on Form S-4 filed by Ferguson Enterprises Inc. with the SEC on April 18, 2024).

19*	Insider Trading Policy.
21.1*	List of Significant Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Deloitte & Touche LLP.
23.3*	Consent of Deloitte LLP.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Executive Compensation Clawback Policy.
101.INS*	Inline XBRL Instance Document—this instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith
** Furnished herewith
† Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
+ Indicates a management contract or compensatory plan or arrangement
The Registrant agrees to furnish to the SEC, upon request, copies of any instruments that define the rights of holders of long-term debt of the Registrant that are not filed as exhibits to this Annual Report.
Item 16.Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.
September 25, 2024

Ferguson Enterprises Inc.
/s/ William Brundage
Name:	William Brundage
Title:	Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENT that each person whose signature appears below hereby constitutes and appoints Kevin Murphy and William Brundage as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys and agents full power and authority to do any and all acts and things necessary or advisable in connection with such matters, and hereby ratifying and confirming all that the attorneys and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 25, 2024.

Name	Position

/s/ Kevin Murphy	President & Chief Executive Officer and Director
Kevin Murphy	(Principal Executive Officer)

/s/ William Brundage	Chief Financial Officer and Director
William Brundage	(Principal Financial Officer)

/s/ Richard Winckler	Chief Accounting Officer
Richard Winckler	(Principal Accounting Officer)

/s/ Geoffrey Drabble	Board Chair
Geoffrey Drabble

/s/ Rekha Agrawal	Director
Rekha Agrawal

/s/ Kelly Baker	Director
Kelly Baker

/s/ Rick Beckwitt	Director
Rick Beckwitt

/s/ Catherine Halligan	Director
Catherine Halligan

/s/ Brian May	Director
Brian May

/s/ James S. Metcalf	Director
James S. Metcalf

/s/ Alan Murray	Director
Alan Murray

/s/ Thomas Schmitt	Director
Thomas Schmitt

/s/ Nadia Shouraboura	Director
Nadia Shouraboura

/s/ Suzanne Wood	Director
Suzanne Wood