Form 10-Q
period 2024-10-31
Ferguson Enterprises Inc. /DE/
filed 2024-12-10
CIK 2011641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to
Commission File Number: 001-42200

Ferguson Enterprises Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-4304133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
London Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of December 3, 2024, the number of outstanding shares of common stock was 199,945,642.

TABLE OF CONTENTS

CERTAIN TERMS
Unless otherwise specified or the context otherwise requires, the terms “Company,” “Ferguson,” “we,” “us,” and “our” and other similar terms used in this Quarterly Report on Form 10-Q (this “Quarterly Report”) refer to Ferguson Enterprises Inc. and its consolidated subsidiaries. Except as otherwise specified or the context otherwise requires, references to years indicate our fiscal year ended July 31 of the respective year. For example, references to “fiscal 2025” or similar references refer to the fiscal year ended July 31, 2025. References to the “Merger” refer to the merger transaction that resulted in (i) Ferguson plc becoming a direct, wholly owned subsidiary of Ferguson Enterprises Inc., (ii) the shareholders of Ferguson plc at the designated record time for the Merger no longer holding ordinary shares of Ferguson plc but instead holding shares of common stock of Ferguson Enterprises Inc., and (iii) Ferguson Enterprises Inc. becoming the successor issuer to Ferguson plc, which was renamed “Ferguson (Jersey) Limited” and converted into a private company.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain information included in this Quarterly Report is forward-looking, including within the meaning of the Private Securities Litigation Reform Act of 1995, and involves risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied by forward-looking statements. Forward-looking statements cover all matters which are not historical facts and include, without limitation, statements or guidance regarding or relating to our future financial position, results of operations and growth, plans and objectives for the future including our capabilities and priorities, risks associated with changes in global and regional economic, market and political conditions, ability to manage supply chain challenges, ability to manage the impact of product price fluctuations, our financial condition and liquidity, legal or regulatory changes, and other statements concerning the success of our business and strategies.
Forward-looking statements can be identified by the use of forward-looking terminology, including terms such as “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “intends,” “continues,” “plans,” “projects,” “goal,” “target,” “aim,” “may,” “will,” “would,” “could” or “should” or, in each case, their negative or other variations or comparable terminology and other similar references to future periods. Forward-looking statements speak only as of the date on which they are made. They are not assurances of future performance and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Therefore, you should not place undue reliance on any of these forward-looking statements. Although we believe that the forward-looking statements contained in this Quarterly Report are based on reasonable assumptions, you should be aware that many factors could cause actual results to differ materially from those contained in such forward-looking statements, including but not limited to:
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
•adverse impacts caused by a public health crisis; and
•other risks and uncertainties set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on September 25, 2024 (the “Annual Report”) and in other filings we make with the SEC in the future.
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

Part I - FINANCIAL INFORMATION
Item 1.Financial Statements
Ferguson Enterprises Inc.
Condensed Consolidated Statements of Earnings
(unaudited)

	Three months ended
	October 31,
(In millions, except per share amounts)	2024	2023
Net sales	$7,772	$7,708
Cost of sales	(5,432)	(5,377)
Gross profit	2,340	2,331
Selling, general and administrative expenses	(1,585)	(1,512)
Depreciation and amortization	(90)	(80)
Operating profit	665	739
Interest expense, net	(46)	(45)
Other income (expense), net	5	(3)
Income before income taxes	624	691
Provision for income taxes	(154)	(172)
Net income	$470	$519

Earnings per share - Basic	$2.34	$2.55

Earnings per share - Diluted	$2.34	$2.54

Weighted average number of shares outstanding:
Basic	200.8	203.8
Diluted	201.3	204.6

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended
	October 31,
(In millions)	2024	2023
Net income	$470	$519
Other comprehensive income (loss):
Foreign currency translation adjustments	(7)	(35)
Pension adjustments, net of tax impacts of ($2) and $0, respectively.	5	1
Total other comprehensive loss, net of tax	(2)	(34)
Comprehensive income	$468	$485

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	As of
(In millions, except share amounts)	October 31, 2024	July 31, 2024
Assets
Cash and cash equivalents	$601	$571
Accounts receivable, less allowances of $28 and $21, respectively	3,642	3,602
Inventories	4,393	4,188
Prepaid and other current assets	963	1,020
Assets held for sale	26	29
Total current assets	9,625	9,410
Property, plant and equipment, net	1,780	1,752
Operating lease right-of-use assets	1,610	1,565
Deferred income taxes, net	186	181
Goodwill	2,363	2,357
Other intangible assets, net	720	753
Other non-current assets	574	554
Total assets	$16,858	$16,572

Liabilities and stockholders’ equity
Accounts payable	$3,430	$3,410
Short-term debt	550	150
Current portion of operating lease liabilities	406	395
Other current liabilities	1,353	1,261
Total current liabilities	5,739	5,216
Long-term debt	3,447	3,774
Long-term portion of operating lease liabilities	1,235	1,198
Other long-term liabilities	782	768
Total liabilities	11,203	10,956

Stockholders’ equity:
Ordinary shares, par value 10 pence; 500,000,000 shares authorized; 0 and 232,171,182 shares issued, respectively	—	30
Common stock, par value $0.0001; 500,000,000 shares authorized; 201,343,253 and 0 shares issued, respectively	—	—
Paid-in capital	910	864
Retained earnings	5,889	9,589
Treasury shares, 1,061,473 and 30,827,929 shares, respectively at cost	(211)	(3,936)
Accumulated other comprehensive loss	(933)	(931)
Total stockholders' equity	5,655	5,616
Total liabilities and stockholders' equity	$16,858	$16,572

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Three months ended
(In millions, except per share data)	October 31, 2024	October 31, 2023
Ordinary shares:
Balance at beginning of period	$30	$30
Treasury shares canceled	(4)	—
Ordinary shares canceled	(26)	—
Balance at end of period	—	30

Common stock:
Balance at beginning of period	—	—
Common stock issued	—	—
Balance at end of period	—	—

Paid-in capital:
Balance at beginning of period	864	809
Share-based compensation expense	20	19
Ordinary shares canceled	26	—
Balance at end of period	910	828

Retained earnings:
Balance at beginning of period	9,589	8,557
Treasury shares canceled	(3,932)	—
Net earnings	470	519
Cash dividends declared of $0.79 and $0.75, respectively	(158)	(152)
Shares issued under employee stock plans	(80)	(66)
Balance at end of period	5,889	8,858

Treasury shares:
Balance at beginning of period	(3,936)	(3,425)
Treasury shares canceled	3,936	—
Share repurchases	(261)	(33)
Shares issued under employee share plans, net	50	25
Balance at end of period	(211)	(3,433)

Employee Benefit Trust:
Balance at beginning of period	—	(46)
Shares issued	—	45
Balance at end of period	—	(1)

Accumulated other comprehensive loss:
Balance at beginning of period	(931)	(888)
Other comprehensive income	(2)	(34)
Balance at end of period	(933)	(922)
Total stockholder's equity	$5,655	$5,360

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(In millions)	Three months ended
	October 31,
	2024	2023
Cash flows from operating activities:
Net income	$470	$519
Depreciation and amortization	90	80
Share-based compensation	11	13
Changes in deferred income taxes	(1)	(3)
Changes in inventories	(203)	(217)
Changes in receivables and other assets	(4)	(29)
Changes in accounts payable and other liabilities	(169)	27
Changes in income taxes payable	158	166
Other operating activities	(7)	1
Net cash provided by operating activities	345	557

Cash flows from investing activities:
Purchase of businesses acquired, net of cash acquired	(22)	(12)
Capital expenditures	(77)	(91)
Other investing activities	—	7
Net cash used in investing activities	(99)	(96)

Cash flows from financing activities:
Purchase of treasury shares	(256)	(108)
Repayments of debt	(1,550)	(550)
Proceeds from debt	1,621	500
Change in bank overdrafts	4	11
Cash dividends	—	(152)
Other financing activities	(33)	(14)
Net cash used in financing activities	(214)	(313)
Change in cash, cash equivalents and restricted cash	32	148
Effects of exchange rate changes	(3)	(9)
Cash, cash equivalents and restricted cash, beginning of period	625	669
Cash, cash equivalents and restricted cash, end of period	$654	$808

Supplemental Disclosures:
Cash paid for income taxes, net	$—	$9
Cash paid for interest	74	70
Accrued capital expenditures	7	8
Accrued dividends	158	152

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Note 1: Summary of significant accounting policies
Background
Ferguson Enterprises, Inc. (including subsidiaries, the “Company”) (NYSE: FERG; LSE: FERG) is a Delaware corporation. Ferguson is a value-added distributor serving the specialized professional in the residential and non-residential North American construction market. We help make our customers’ complex projects simple, successful and sustainable by providing expertise and a wide range of products and services from plumbing, HVAC, appliances, and lighting to PVF, water and wastewater solutions, and more. We sell through a common network of distribution centers, branches, counter service and specialist sales associates, showroom consultants and e-commerce channels. The corporate headquarters of the Company is located at 751 Lakefront Commons, Newport News, Virginia 23606.
Effective on August 1, 2024 (the “Effective Date”), the Company established a new corporate structure to domicile our ultimate parent company in the United States by completing a merger between entities under common control (the “Merger”). The Merger resulted in (i) Ferguson plc (the “predecessor”) becoming a direct, wholly owned subsidiary of Ferguson Enterprises Inc. (the “successor issuer”) and (ii) the shareholders of Ferguson plc at the designated record time for the Merger no longer holding ordinary shares of Ferguson plc but instead holding shares of common stock of Ferguson Enterprises Inc.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements and notes to the condensed consolidated financial statements are presented in accordance with the rules and regulations of the SEC and accounting principles generally accepted in the United States of America (“U.S. GAAP”), but do not include all disclosures normally required in annual consolidated financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.
In light of the Merger, the July 31, 2024 condensed consolidated balance sheet was derived from the audited financial statements of the predecessor. For the three months ended October 31, 2023, the unaudited condensed consolidated statements of earnings, comprehensive income, stockholder’s equity, and cash flows represent the activities of the predecessor. The successor issuer had no operating activities prior to the Effective Date.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report. The financial results for the interim periods may not be indicative of the financial results for the entire fiscal year.
Use of estimates
The preparation of the Company's interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting certain reported amounts in the interim condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
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
Restricted cash primarily consists of deferred consideration for business combinations, subject to various settlement agreements. These amounts are recorded in prepaid and other current assets and other non-current assets in the Company’s condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	As of
(In millions)	October 31, 2024	July 31, 2024
Cash and cash equivalents	$601	$571
Restricted cash	53	54
Total cash, cash equivalents and restricted cash	$654	$625
Supplier finance program
In October 2023, the Company began a supplier financing program with a third party wherein certain shipping and logistics providers in the United States can opt to receive early payment at a nominal discount. The Company’s obligations to suppliers are unchanged and payment terms are consistent with the Company’s normal payment terms. All outstanding payables related to the supplier finance program are classified within accounts payable within our condensed consolidated balance sheets and were $44 million and $46 million as of October 31, 2024 and July 31, 2024, respectively.
Recently issued accounting standard updates (“ASU”)
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions, including information about purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each relevant expense caption on the face of the income statement. This ASU is expected to be effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The ASU can be adopted either prospectively or retrospectively. The Company is currently evaluating the ASU to determine the impact on its disclosures.
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
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands public entities’ required segment disclosures, including disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets that are currently not required. This ASU is effective for fiscal years beginning after December 15, 2023, and interim reporting periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The impact to the Company’s consolidated financial statements and related disclosures is not expected to be material.
Recent accounting pronouncements pending adoption that are not discussed above are either not applicable, or will not have, or are not expected to have, a material impact on our consolidated financial condition, results of operations or cash flows.

Note 2: Revenue and segment information
The Company reports its financial results of operations on a geographical basis in the following two reportable segments: United States and Canada. Each segment generally derives its revenues in the same manner. The Company uses adjusted operating profit as its measure of segment profit. A reporting segment’s adjusted operating profit is defined as profit before tax, excluding central and other costs, restructuring costs, amortization of acquired intangible assets, net interest expenses, as well as other items typically recorded in net other (expense) income such as (loss)/gain on disposal of businesses, pension plan changes/closure costs and amounts recorded in connection with the Company’s interests in investees. Certain income and expenses are not allocated to the Company’s segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts.
Segment results were as follows:

	Three months ended
	October 31,
(In millions)	2024	2023
Net sales:
United States	$7,369	$7,329
Canada	403	379
Total net sales	$7,772	$7,708
Adjusted operating profit:
United States	$697	$766
Canada	23	23

Central and other costs	(14)	(16)
Corporate restructurings(1)	(3)	—
Amortization of acquired intangible assets	(38)	(34)
Interest expense, net	(46)	(45)
Other income (expense), net	5	(3)
Income before income taxes	$624	$691
(1)For the three months ended October 31, 2024, corporate restructurings primarily related to incremental costs in connection with transition activities following the establishment of our parent company’s domicile in the United States.
Our products are delivered through a common network of distribution centers, branches, counter service and specialist sales associates, showroom consultants and e-commerce channels. The Company recognizes revenue when a sales arrangement with a customer exists (e.g., contract, purchase orders, others), the transaction price is fixed or determinable, collection of consideration is probable and the Company has satisfied its performance obligation per the sales arrangement. The majority of the Company’s revenue originates from sales arrangements with a single performance obligation to deliver products, whereby the performance obligations are satisfied when control of the product is transferred to the customer which is the point the product is delivered to, or collected by, the customer.

The Company determined that disaggregating net sales by end market at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows may be impacted by economic factors. The disaggregated net sales by end market are as follows:

	Three months ended
	October 31,
(In millions)	2024	2023
United States:
Residential	$3,747	$3,740
Non-residential:
Commercial	2,465	2,470
Civil/Infrastructure	650	633
Industrial	507	486
Total Non-residential	3,622	3,589
Total United States	7,369	7,329
Canada	403	379
Total net sales	$7,772	$7,708
No sales to an individual customer accounted for more than 10% of net sales during any of the periods presented.
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
Note 3: Weighted average shares
The following table shows the calculation of diluted shares:

	Three months ended
	October 31,
(In millions)	2024	2023
Weighted average number of shares outstanding:
Basic weighted average shares	200.8	203.8
Effect of dilutive shares(1)	0.5	0.8
Diluted weighted average shares	201.3	204.6

Excluded anti-dilutive shares	0.2	0.1
(1)Represents the potential dilutive impact of share-based awards.

Note 4: Income tax
As of August 1, 2024, Ferguson is a U.S. corporation. The provision for income taxes for fiscal 2025 consists of provisions for the U.S. plus non-U.S. tax rate differentials with respect to other locations in which Ferguson’s operations are based. For fiscal years prior to 2025, Ferguson’s provision for income taxes consists of provisions for the U.K. plus non-U.K. tax rate differentials with respect to other locations in which the predecessor operated. Accordingly, the consolidated income tax rate is a composite rate reflecting earnings in various locations and the applicable tax rates.
The Company’s tax provision for each period presented was calculated using an estimated annual tax rate, adjusted for discrete items occurring during the applicable period to arrive at an effective tax rate. The effective income tax rates for the relevant periods were as follows:

	Three months ended
	October 31,
	2024	2023
Effective tax rate	24.7%	24.9%
During the three months ended October 31, 2024, there were no material changes to the Company’s unrecognized tax benefits when compared to those items disclosed in the Annual Report.
Note 5: Debt
The Company’s debt obligations consisted of the following:

	As of
(In millions)	October 31, 2024	July 31, 2024
Variable-rate debt:
Receivables Facility	$75	$250
Term Loan	—	500
Fixed-rate debt:
Private placement notes	850	850
Unsecured senior notes, due April 2027 - April 2032	2,350	2,350
2034 Senior Notes, 5.00% due October 2034	750	—
Subtotal	$4,025	$3,950
Less: current maturities of debt	(550)	(150)
Unamortized discounts and debt issuance costs	(22)	(18)
Interest rate swap - fair value adjustment	(6)	(8)
Total long-term debt	$3,447	$3,774
Receivables Securitization Facility
The Company maintains a Receivables Securitization Facility (the “Receivables Facility”) which is primarily governed by the Receivables Purchase Agreement, dated July 31, 2013, as amended from time to time, among the following parties (the “Parties”): the Company, Ferguson Receivables, LLC (“FRL”) and certain other subsidiaries of the Company; the conduit purchasers, committed purchasers, and letter of credit banks from time to time party thereto; and Royal Bank of Canada, as administrative agent (the “Receivables Purchase Agreement”). Capitalized terms used in this summary have the meaning set forth in the Receivables Purchase Agreement, as amended by the Omnibus Amendment and Consent (Ferguson Receivables, LLC), dated October 29, 2024, among the Parties (the “Omnibus Amendment”).
The Receivables Facility consists of funding for up to $1.1 billion. Pursuant to the Omnibus Amendment, access to the swingline facility of up to $100 million in same day funding was terminated until such time as a Committed Purchaser agrees in writing to make Swingline Purchases. In addition, pursuant to the Omnibus Amendment, the termination date under the Receivables Purchase Agreement was extended to October 29, 2027 for all Purchase Groups except the TD Purchase Group, which has a termination date of October 7, 2025. Under the Receivables Facility, creditors of FRL have no recourse to the Company’s general credit and FRL’s assets can be used only to settle FRL’s obligations. As of October 31, 2024, $75 million in borrowings were outstanding under the Receivables Facility. There was no significant change in interest rates from those disclosed in the Annual Report.

Term Loan Agreement
The Company and Ferguson UK Holdings Limited previously maintained a Credit Agreement, dated October 7, 2022 (as amended from time to time, the “Term Loan Agreement”), providing for term loans (the “Term Loan”) in an aggregate principal amount of $500 million. In October 2024, the Term Loan was voluntarily repaid in full using a portion of the proceeds from the issuance of the 2034 Senior Notes (as defined below) and the Term Loan Agreement was terminated in accordance with its terms.
Revolving Credit Facility
The Company maintains a revolving credit facility (the “Revolving Facility”) that has aggregate total available credit commitments of $1.35 billion. As of October 31, 2024, no borrowings were outstanding under the Revolving Facility.
Private Placement Notes
Subsequent to October 31, 2024, the Company repaid $150 million related to the 3.44% private placement notes that matured in November 2024.
In September 2025, $400 million of private placement notes will mature.
2034 Senior Notes
On October 3, 2024, Ferguson Enterprises Inc. (the “Issuer”) issued and sold $750 million aggregate principal amount of unsecured senior notes, maturing in October 2034 (the “2034 Senior Notes”). The 2034 Senior Notes bear interest at a rate of 5.00%, payable semi-annually. The obligations of the Company under the 2034 Senior Notes are fully and unconditionally guaranteed by Ferguson UK Holdings Limited, an indirect subsidiary of the Company.
The 2034 Senior Notes may be redeemed, in whole or in part, (i) at 100% of the principal amount on the notes being redeemed plus a “make-whole” prepayment premium at any time prior to three months before the maturity date (the “Notes Par Call Date”) or (ii) after the Notes Par Call Date at 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest on the principal being redeemed. The 2034 Senior Notes include covenants, subject to certain exceptions, which include limitations on the granting of liens and on mergers and acquisitions.
Other
The Company was in compliance with all debt covenants that were in effect as of October 31, 2024.
Note 6: Assets and liabilities at fair value
The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the periods presented. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other debt instruments, such as the receivables securitization facility and term loans, approximated their fair values as of October 31, 2024 and July 31, 2024.
The Company’s derivatives (interest rate swaps which are considered fair value hedges) and investments in equity instruments are carried at fair value on the condensed consolidated balance sheets (Level 2 and Level 3 fair value inputs, respectively) and are not material. The notional amount of the Company’s outstanding fair value hedges was $300 million as of both October 31, 2024 and July 31, 2024.
Carrying amounts and the related estimated fair value of the Company’s long-term debt were as follows:

	October 31, 2024		July 31, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured senior notes	$3,078	$2,978	$2,333	$2,263
Private placement notes	850	843	849	837

Note 7: Commitments and contingencies
The Company is, from time to time, involved in various legal proceedings considered to be normal course of business in relation to, among other things, the products that we supply, contractual and commercial disputes and disputes with employees. Provision is made if, on the basis of current information and professional advice, liabilities are considered probable. In the case of unfavorable outcomes, the Company may benefit from applicable insurance protection. The Company does not expect any of its pending legal proceedings to have a material adverse effect on its results of operations, financial position or cash flows.
Note 8: Accumulated other comprehensive loss
The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2024	($461)	($470)	($931)
Other comprehensive (loss) income before reclassifications	(7)	2	(5)
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Other comprehensive (loss) income	(7)	5	(2)
Balance at October 31, 2024	(468)	(465)	(933)

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2023	($429)	($459)	($888)
Other comprehensive loss before reclassifications	(35)	(2)	(37)
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Other comprehensive (loss) income	(35)	1	(34)
Balance at October 31, 2023	(464)	(458)	(922)
Amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items include the related income tax impacts. Such amounts consisted of the following:

	Three months ended
	October 31,
(In millions)	2024	2023
Amortization of actuarial losses	$4	$4
Tax benefit	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss	$3	$3
Note 9: Retirement benefit obligations
The Company maintains pension plans in the U.K. and Canada. The components of net periodic pension cost, which are included in Other income (expense), net in the condensed consolidated statements of earnings, were as follows:

	Three months ended
	October 31,
(In millions)	2024	2023
Interest cost	($16)	($15)
Expected return on plan assets	16	15
Amortization of net actuarial losses	(4)	(3)
Net periodic cost	($4)	($3)
The impact of exchange rate fluctuations is included in the amortization of net actuarial losses line above.

Note 10: Stockholders’ equity
The following table presents a summary of the Company’s share activity:

	Three months ended
	October 31,
	2024	2023
Ordinary shares:
Balance at beginning of period	232,171,182	232,171,182
Treasury shares canceled	(30,827,929)	—
Ordinary shares canceled	(201,343,253)	—
Balance at end of period	—	232,171,182
Common stock:
Balance at beginning of period	—	—
Common stock issued	201,343,253	—
Balance at end of period	201,343,253	—
Treasury shares:
Balance at beginning of period	(30,827,929)	(27,893,680)
Treasury shares canceled	30,827,929	—
Share repurchases	(1,310,163)	(697,398)
Treasury shares used to settle share-based compensation awards	248,690	208,115
Balance at end of period	(1,061,473)	(28,382,963)
Employee Benefit Trusts:
Balance at beginning of period	—	(274,031)
Employee Benefit Trust shares used to settle share-based compensation awards	—	253,212
Balance at end of period	—	(20,819)
Total shares outstanding at end of period	200,281,780	203,767,400
Employee Benefit Trusts
Two Employee Benefit Trusts had been previously established in connection with the Company’s discretionary share award plans and long-term incentive plans. During fiscal 2024, each of these trusts were terminated with all shares disbursed or sold.
Share Repurchases
Share repurchases are being made under an authorization that allows up to $4.0 billion in share repurchases. As of October 31, 2024, the Company had completed $3.4 billion of the total authorized $4.0 billion share repurchase program.
Ordinary Shares and Treasury shares
As of August 1, 2024, the Company canceled all ordinary shares in connection with its completion of the Merger. As a result, in the first quarter of fiscal 2025, 30,827,929 ordinary shares held in treasury were canceled, 201,343,253 of outstanding ordinary shares not held in treasury were canceled and 201,343,253 shares of common stock were issued as consideration therefor.

Note 11: Share-based compensation
The Company grants share-based compensation awards that can be broadly characterized by the underlying vesting conditions as follows:
•Time vested, restricted stock units (“RSU”) vest over time. RSU awards granted prior to fiscal 2025 cliff vest, typically at the end of three years. RSU awards granted in fiscal 2025 will vest in equal, annual installments over three years. The fair value of these awards is based on the closing share price on the date of grant.
•Single metric performance stock units (“PSU”) typically vest following three-year performance cycles. The number of shares issued will vary based upon the Company’s performance against an adjusted operating profit measure. The fair value of the award is based on the closing share price on the date of grant.
•Multiple metric performance stock units granted to certain members of management (“PSU-EX”) typically vest following three-year performance cycles. The number of shares issued will vary based upon adjusted EPS growth (diluted), return on capital employed (“ROCE”) and relative total shareholder return (“rTSR”). The fair value of awards vesting based upon EPS growth and ROCE are equal to the closing share price on the date of grant and the fair value of rTSR awards are determined using a Monte-Carlo simulation.
The following table summarizes the share-based incentive awards activity for the three months ended October 31, 2024:

	Number of shares	Weighted average grant date fair value
Outstanding as of July 31, 2024	963,130	$135.82
RSU awards granted	114,688	192.78
PSU awards granted	157,803	190.09
PSU-EX granted	51,366	167.95
Share adjustments based on performance	(31,861)	102.80
Vested	(403,327)	134.61
Forfeited	(20,378)	143.18
Outstanding as of October 31, 2024	831,421	$157.64
The following table relates to RSU, PSU and PSU-EX awards activity:

Three months ended
October 31,
(In millions, except per share amounts)	2024
Fair value of awards vested	$81
Weighted average grant date fair value per share granted	$187.53
The following table relates to all share-based compensation awards:

	Three months ended
	October 31,
(In millions)	2024	2023
Share-based compensation expense (within SG&A)	$11	$13
Income tax benefit	3	3
Total unrecognized share-based compensation expense for all share-based payment plans was $112 million at October 31, 2024, which is expected to be recognized over a weighted average period of 2.5 years.
Stock Options
In October 2024, the Company granted 65,760 stock options to certain members of management with an exercise price equal to the closing share price of the Company's common stock on the last trading day prior to the date of grant. These options vest and become exercisable over three years, in equal, annual installments beginning one year from the date of grant, and expire 10 years from the date of grant. The fair value of the Company's stock options was estimated on the date of grant using the Black-Scholes option-pricing model. The share-based compensation expense of these stock options is not material.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to convey management’s perspective regarding the Company’s operational and financial performance for the three months ended October 31, 2024 and 2023, respectively. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing in “Item 1. Financial Statements” of this Quarterly Report (the “Condensed Consolidated Financial Statements”) and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of the Annual Report.
The following discussion contains trend information and other forward-looking statements. Actual results could differ materially from those discussed in these forward-looking statements, as well as from our historical performance, due to various factors, including, but not limited to, those referred to in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report.
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
The following table presents highlights of the Company’s performance for the periods below:

	Three months ended
	October 31,
(In millions, except per share amounts)	2024	2023
Net sales	$7,772	$7,708
Operating profit	665	739
Net income	470	519

Earnings per share - diluted	2.34	2.54

Net cash provided by operating activities	345	557

Supplemental non-GAAP financial measures:(1)
Adjusted operating profit	706	773
Adjusted earnings per share - diluted	2.45	2.65

(1) The Company uses certain non-GAAP measures, which are not defined or specified under U.S. GAAP. See the section titled “Non-GAAP Reconciliations and Supplementary Information.”
For the first quarter of fiscal 2025, net sales increased by 0.8% compared to the first quarter of fiscal 2024, primarily due to higher sales volume and incremental revenue from acquisitions, partially offset by price deflation (approximately 2%), mainly within certain commodity categories.
For the first quarter of fiscal 2025, operating profit decreased by 10.0% (adjusted operating profit decreased 8.7%), compared with the first quarter of fiscal 2024. This decrease was primarily due to higher operating costs driven by sales volume growth, as well as inflation.
For the first quarter of fiscal 2025, diluted earnings per share was $2.34 (adjusted diluted earnings per share: $2.45), decreasing 7.9% compared with the first quarter of fiscal 2024 (7.5% on an adjusted basis) due to lower net income, partially offset by the impact of share repurchases.
Net cash provided by operating activities decreased to $0.3 billion in the first quarter of fiscal 2025 compared with $0.6 billion in the same period in fiscal 2024, primarily reflecting an increase in working capital period-over-period, along with lower net income after adjusting for non-cash items.

Results of Operations

	Three months ended
	October 31,
(In millions)	2024	2023
Net sales	$7,772	$7,708
Cost of sales	(5,432)	(5,377)
Gross profit	2,340	2,331
Selling, general and administrative expenses	(1,585)	(1,512)
Depreciation and amortization	(90)	(80)
Operating profit	665	739
Interest expense, net	(46)	(45)
Other income (expense), net	5	(3)
Income before income taxes	624	691
Provision for income taxes	(154)	(172)
Net income	$470	$519
Net sales
Net sales were $7.8 billion in the first quarter of fiscal 2025, an increase of $0.1 billion, or 0.8%, compared with the same period in fiscal 2024. The increase in net sales was driven by higher sales volume and incremental sales from acquisitions of 1.1%, partially offset by price deflation of approximately 2%, mainly within certain commodity categories. The Company’s increase in net sales was primarily driven by its United States segment, mainly due to growth in non-residential sales.
For further discussion on the Company’s net sales, see the “Segment results” section below.
Gross profit
Gross profit in the first quarter of fiscal 2025 increased $9 million, or 0.4%, compared with the same period in fiscal 2024, primarily reflecting increased net sales. Gross profit as a percentage of sales was 30.1% and 30.2% in the first quarters of fiscal 2025 and fiscal 2024, respectively. The decrease of 0.1% primarily reflected the impact of deflation in certain commodity categories.
Selling, general and administrative (“SG&A”) expenses
SG&A expenses in the first quarter of fiscal 2025 increased $73 million, or 4.8%, compared with the same period in fiscal 2024. SG&A as a percentage of sales was 20.4% and 19.6% in the first quarters of fiscal 2025 and fiscal 2024, respectively. The increase in SG&A as a percent of sales primarily reflects the impact of labor and infrastructure cost inflation, as well as an increase in associates in connection with sales volume growth.
Income tax
Income tax expense was $154 million for the first quarter of fiscal 2025, a decrease of $18 million, or 10.5%, compared to the same period in fiscal 2024 in connection with lower income before income taxes. The Company’s effective tax rates were 24.7% and 24.9% for the first quarters of fiscal 2025 and 2024, respectively. The decrease in the effective tax rate was primarily due to a discrete tax benefit recorded in the first quarter of fiscal 2025.
Net income
Net income for the first quarter of fiscal 2025 was $470 million, a decrease of $49 million, or 9.4%, compared with the same period in fiscal 2024 due to the various elements described in the sections above.

Segment results
United States

	Three months ended
	October 31,
(In millions)	2024	2023
Net sales	$7,369	$7,329
Adjusted operating profit	697	766
Net sales for the United States segment were $7.4 billion in the first quarter of fiscal 2025, an increase of $40 million, or 0.5%, compared to the same period in fiscal 2024. The increase in net sales was primarily driven by higher sales volume and incremental sales from acquisitions of 0.9%, partially offset by price deflation of approximately 2%, mainly within certain commodity categories. Net sales in non-residential markets increased 0.9% in connection with growth in Industrial and Civil/Infrastructure sales compared with the same period in fiscal 2024. Net sales in residential markets were even with the same period in fiscal 2024.
Adjusted operating profit for the United States segment was $697 million in the first quarter of fiscal 2025, a decrease of $69 million, or 9.0%, compared to the same period in fiscal 2024, primarily reflecting the impact of labor and infrastructure cost inflation, as well as an increase in associates in connection with sales volume growth.
Canada

	Three months ended
	October 31,
(In millions)	2024	2023
Net sales	$403	$379
Adjusted operating profit	23	23
Net sales for the Canada segment were $403 million in the first quarter of fiscal 2025, an increase of $24 million, or 6.3%, compared to the same period in fiscal 2024. This increase in net sales was primarily driven by incremental sales from an acquisition of 5.6%, price inflation of approximately 1% and higher sales volume, partially offset by the impact of foreign currency exchange rates of 0.6%.
Adjusted operating profit for the Canada segment in the first quarter of fiscal 2025 was even with the first quarter of fiscal 2024.

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

	Three months ended
	October 31,
(In millions)	2024	2023
Net income	$470	$519
Provision for income taxes	154	172
Interest expense, net	46	45
Other expense, net	(5)	3
Operating profit	665	739
Corporate restructurings(1)	3	—
Amortization of acquired intangibles	38	34
Adjusted operating profit	$706	$773
(1)For the three months ended October 31, 2024, corporate restructurings primarily related to incremental costs in connection with transition activities following the establishment of our parent company’s domicile in the United States.

Reconciliation of net income to adjusted net income and adjusted EPS - diluted
The following table reconciles net income (U.S. GAAP) to adjusted net income and adjusted EPS - diluted (non-GAAP):

	Three months ended
	October 31,
(In millions, except per share amounts)	2024		2023
		per share(1)		per share(1)
Net income	$470	$2.34	$519	$2.54
Corporate restructurings(2)	3	0.01	—	—
Amortization of acquired intangibles	38	0.19	34	0.16
Discrete tax adjustments(3)	(7)	(0.04)	—	—
Tax impact on non-GAAP adjustments(4)	(10)	(0.05)	(10)	(0.05)
Adjusted net income	$494	$2.45	$543	$2.65

Diluted weighted average shares outstanding	201.3		204.6

(1)Per share on a dilutive basis.
(2)For the three months ended October 31, 2024, corporate restructurings primarily related to incremental costs in connection with transition activities following the establishment of our parent company’s domicile in the United States.
(3)For the three months ended October 31, 2024, discrete tax adjustments mainly related to the tax treatment of certain compensation items that is not material.
(4)For the three months ended October 31, 2024 and 2023, the tax impact on non-GAAP adjustments primarily related to the amortization of acquired intangibles.
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
The Company’s material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include debt service and related interest payments, operating lease obligations and other purchase obligations. The nature and composition of such existing cash requirements have not materially changed from those disclosed in the Annual Report other than items updated in this Quarterly Report.
Cash flows
As of October 31, 2024 and July 31, 2024, the Company had cash and cash equivalents of $601 million and $571 million, respectively. In addition to cash, the Company had $2.4 billion of available liquidity from undrawn debt facilities as of October 31, 2024.
As of October 31, 2024, the Company’s total debt was $4.0 billion. The Company anticipates that it will be able to meet its debt obligations as they become due.

Cash flows from operating activities

	Three months ended
	October 31,
(In millions)	2024	2023
Net cash provided by operating activities	$345	$557
Net cash provided by operating activities was $345 million for the first quarter of fiscal 2025 compared to $557 million in the same period in fiscal 2024. The $212 million decrease was primarily driven by a decrease in payables due to the timing of vendor payments and lower earnings in fiscal 2024 after adjusting for non-cash charges. These decreases in cash flow were partially offset by the timing of receivables collections year-over-year.
Cash flows from investing activities

	Three months ended
	October 31,
(In millions)	2024	2023
Net cash used in investing activities	($99)	($96)
Net cash used in investing activities was $99 million for the first quarter of fiscal 2025 compared to $96 million in the same period in fiscal 2024.
Capital expenditures totaled $77 million and $91 million for the first quarter of fiscal 2025 and fiscal 2024, respectively. These investments were primarily for strategic projects to support future growth, such as new market distribution centers, our branch network and new technology. In addition, the Company invested $22 million and $12 million in new acquisitions in the first quarter of fiscal 2025 and fiscal 2024, respectively.
Cash flows from financing activities

	Three months ended
	October 31,
(In millions)	2024	2023
Net cash used in financing activities	($214)	($313)
Net cash used in financing activities was $214 million for the first quarter of fiscal 2025 compared with $313 million in the same period in fiscal 2024.
The Company generally pays dividends in the fiscal quarter following the fiscal quarter in which the dividend was declared. However, the dividends declared in the fourth quarter of fiscal 2024 were also paid in the fourth quarter of fiscal 2024 due to the Merger. As such, no dividends were paid in the first quarter of fiscal 2025. Dividends paid to shareholders were $152 million for the first quarter of fiscal 2024.
Share repurchases under the Company’s announced share repurchase program were $256 million and $108 million for the first quarter of fiscal 2025 and fiscal 2024, respectively.
Net proceeds from debt transactions were $71 million compared with net payments of $50 million for the first quarter of fiscal 2025 and fiscal 2024, respectively. In the first quarter of fiscal 2025, the Company received $746 million in net proceeds from the issuance of 2034 Senior Notes, partially offset by the repayment of the Company’s $500 million Term Loans and $175 million in net repayments under the Receivables Facility. In the first quarter of fiscal 2024, the Company made net repayments of $50 million under the Receivables Facility.

Debt facilities
The following section summarizes certain material provisions of our long-term debt facilities and current obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness.

	As of
(In millions)	October 31, 2024	July 31, 2024
Short-term debt	$550	$150
Long-term debt	3,447	3,774
Total debt	$3,997	$3,924
Private Placement Notes
In June 2015 and November 2017, Wolseley Capital, Inc., a wholly-owned subsidiary of the Company, privately placed fixed rate notes (the “Private Placement Notes”). As of October 31, 2024, $850 million in Private Placement Notes remain outstanding.
Subsequent to October 31, 2024, the Company repaid $150 million of Private Placement Notes that matured. In September 2025, an additional $400 million of such notes will mature.
Unsecured Senior Notes
Ferguson Finance plc, a wholly-owned subsidiary of the Company, has issued $2.35 billion in various issuances of unsecured senior notes (collectively, the “Unsecured Senior Notes”).
In October 2024, Ferguson Enterprises Inc. issued $750 million aggregate principal amount of unsecured senior notes due October 2034 (the “2034 Senior Notes”). See Note 5, Debt to the Condensed Consolidated Financial Statements for further discussion of the 2034 Senior Notes.
The Unsecured Senior Notes and 2034 Senior Notes (together, the “Senior Notes”) are fully and unconditionally guaranteed on a direct, unsubordinated and unsecured senior basis and generally carry the same terms and conditions with interest paid semi-annually. The Senior Notes may be redeemed, in whole or in part, (i) at 100% of the principal amount on the notes being redeemed plus a “make-whole” prepayment premium at any time prior to three months before the Senior Notes respective maturity date (the “Notes Par Call Date”) or (ii) after the Notes Par Call Date at 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest on the principal being redeemed. The Senior Notes include covenants, subject to certain exceptions, which include limitations on the granting of liens and on mergers and acquisitions.
Term Loan
The Company and Ferguson UK Holdings Limited previously maintained a Credit Agreement, dated October 7, 2022 (as amended from time to time, the “Term Loan Agreement”), providing for term loans (the “Term Loan”) in an aggregate principal amount of $500 million. In October 2024, the Term Loan was voluntarily repaid in full using a portion of the proceeds from the issuance of the 2034 Senior Notes and the Term Loan Agreement was terminated in accordance with its terms.
Revolving Credit Facility
The Company maintains a Revolving Facility with aggregate total available credit commitments of $1.35 billion. As of October 31, 2024, no borrowings were outstanding under the Revolving Facility.
Receivables Securitization Facility
The Company maintains a Receivables Facility with an aggregate total available amount of $1.1 billion. The Company has the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion from time to time, subject to lender participation. In October 2024, the Company extended the termination date of the Receivables Facility and made other changes to the terms and conditions of the Receivables Facility. See Note 5, Debt to the Condensed Consolidated Financial Statements for further details of such changes.
As of October 31, 2024, $75 million in borrowings were outstanding under the Receivables Facility.

Other
The Company was in compliance with all debt covenants that were in effect as of October 31, 2024.
See Note 5, Debt to the Condensed Consolidated Financial Statements and the notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of the Annual Report for further details regarding the Company’s debt.
There have been no significant changes to the Company’s policies on accounting for, valuing or managing the risk of financial instruments during the first quarter of fiscal 2025.
Guarantor Disclosures
On October 3, 2024, Ferguson Enterprises Inc. (the “Issuer”) issued and sold $750 million aggregate principal amount of 2034 Senior Notes. The obligations under the 2034 Senior Notes are unsecured and are fully and unconditionally guaranteed on an unsecured basis by Ferguson UK Holdings Limited (the “Guarantor” and together with the Issuer, the “Obligor Group”).
The Issuer is a holding company that primarily repurchases shares and pays dividends, issues and services third-party debt obligations, and engages in certain corporate and headquarters activities, as well as holds an investment in its direct subsidiary, that primarily holds investments in and borrows from the Guarantor. The Guarantor is a holding company that primarily issues and services third-party debt obligations and holds investments in, borrows from and lends to non-guarantor subsidiary operating companies. These activities are generally funded by non-guarantor subsidiaries. The Guarantor is a private limited company incorporated under the laws of England and Wales and an indirect subsidiary of the Issuer.
Summarized Financial Information of Obligor Group
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for the Obligor Group on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X. The summarized financial information should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included herein and the audited consolidated financial statements and notes thereto included in the Annual Report.

	As of
(In millions)	October 31, 2024	July 31, 2024
Current assets	$47	$69
Non-current assets	65	59
Current liabilities	202	23
Non-current liabilities	747	500
Due from non-guarantor subsidiaries	10,512	5,474

Three months ended
October 31,
(In millions)	2024
Net sales	$—
Gross profit	—
Operating loss	(3)
Net loss	(30)

Other interest income, net to non-guarantor subsidiaries	175
Other income, net from non-guarantor subsidiaries(1)	$4,549
(1)Includes income from intercompany transactions with non-guarantor subsidiaries, primarily from non-cash dividend transactions.
Critical accounting policies and estimates
There have been no material changes to our critical accounting policies as disclosed in the Annual Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in the Annual Report.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 31, 2024. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can only provide reasonable assurance that the objectives of the disclosure controls and procedures are met.
Based on their evaluation as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A.Risk Factors
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity shares
The following table presents the number and average price of shares purchased in each month of the first quarter of fiscal 2025:

(In millions, except share count and per share amount)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(1)	(d) Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
August 1 - August 31, 2024	290,446	$206.30	290,446	$844
September 1 - September 30, 2024	494,509	$198.09	494,509	$746
October 1 - October 31, 2024	525,208	$196.57	525,208	$643
	1,310,163		1,310,163

(1)In September 2021, the Company announced a program to repurchase up to $1.0 billion of shares. In March 2022, September 2022, June 2023 and June 2024, the Company announced increases of $1.0 billion, $0.5 billion, $0.5 billion and $1.0 billion, respectively, bringing the total authorized repurchase program to $4.0 billion. As of October 31, 2024, the Company had completed $3.4 billion of the total authorized $4.0 billion share repurchase program.

Item 6.Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

(a)	Exhibits

Exhibit	Description
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

10.1
Accession Letter, dated August 1, 2024, by and among Ferguson Enterprises Inc., Ferguson (Jersey) Limited, and ING Bank N.V., London Branch, as agent (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 25, 2024).

10.2
Joinder and Assumption Agreement, dated August 1, 2024, by and among Ferguson Enterprises Inc. and PNC Bank, National Association, as administrative agent, and acknowledged and agreed to by Ferguson UK Holdings Limited and Ferguson (Jersey) Limited (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 25, 2024).

10.3
Assignment and Assumption Agreement, dated August 1, 2024, by and between Ferguson (Jersey) Limited and Ferguson Enterprises Inc (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 25, 2024).

10.4
Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on August 1, 2024).

10.5
Ferguson Enterprises Inc. Employee Share Purchase Plan 2021 (incorporated by reference to Exhibit 10.2 the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on August 1, 2024).

10.6
Omnibus Amendment to The Ferguson Group International Sharesave Plan 2019, The Ferguson Group Long Term Incentive Plan 2019, The Ferguson Group Ordinary Share Plan 2019 and The Ferguson Group Performance Ordinary Share Plan 2019 (incorporated by reference to Exhibit 10.3 the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on August 1, 2024).

10.7
Form of Amendment to Executive Director Employment Agreement (incorporated by reference to Exhibit 10.45 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 25, 2024).

10.8
Form of Amendment to Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.49 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 25, 2024).

10.9
Form of Non-Employee Director Restricted Stock Unit Award Agreement Pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.52 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 25, 2024).

10.10
Form of Restricted Stock Unit Award Agreement Pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.53 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 25, 2024).

10.11
Form of Performance Award Unit Agreement Pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.54 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 25, 2024).

10.12
Form of Stock Option Agreement Pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.55 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 25, 2024).

10.13	Change in Control Policy (incorporated by reference to Exhibit 10.5 the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on August 1, 2024).

10.14
Omnibus Amendment and Consent (Ferguson Receivables, LLC), dated as of October 29, 2024, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC, as servicer, the originators, the conduit purchasers, committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson Enterprises Inc., as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on October 31, 2024).

22.1
List of Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 of the Registration Statement on Form S-3 (File No. 333-282398) filed by Ferguson Enterprises Inc. and Ferguson UK Holdings Ltd with the SEC on September 30, 2024).

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
* Filed herewith
** Furnished herewith
The Registrant agrees to furnish to the SEC, upon request, copies of any instruments that define the rights of holders of long-term debt of the Registrant that are not filed as Exhibits to this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
December 10, 2024

Ferguson Enterprises Inc.
/s/ William Brundage
Name:	William Brundage
Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)