Form 10-Q
period 2025-01-31
Ferguson Enterprises Inc. /DE/
filed 2025-03-11
CIK 2011641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of March 4, 2025, the number of outstanding shares of common stock was 198,700,177.

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
•changes in competition, including as a result of market consolidation or competitors responding more quickly to emerging technologies (such as generative artificial intelligence);
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
•the costs and risk exposure relating to environmental, social and governance matters, including sustainability issues, regulatory or legal requirements, and disparate stakeholder expectations;
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

Part I - FINANCIAL INFORMATION
Item 1.Financial Statements
Ferguson Enterprises Inc.
Condensed Consolidated Statements of Earnings
(unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
(In millions, except per share amounts)	2025	2024	2025	2024
Net sales	$6,872	$6,673	$14,644	$14,381
Cost of sales	(4,830)	(4,644)	(10,262)	(10,021)
Gross profit	2,042	2,029	4,382	4,360
Selling, general and administrative expenses	(1,540)	(1,469)	(3,125)	(2,981)
Depreciation and amortization	(92)	(83)	(182)	(163)
Operating profit	410	477	1,075	1,216
Interest expense, net	(48)	(44)	(94)	(89)
Other income (expense), net	8	—	13	(3)
Income before income taxes	370	433	994	1,124
Provision for income taxes	(94)	(111)	(248)	(283)
Net income	$276	$322	$746	$841

Earnings per share - Basic	$1.38	$1.58	$3.73	$4.13

Earnings per share - Diluted	$1.38	$1.58	$3.72	$4.12

Weighted average number of shares outstanding:
Basic	199.6	203.4	200.2	203.6
Diluted	199.8	203.9	200.5	204.2

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2025	2024	2025	2024
Net income	$276	$322	$746	$841
Other comprehensive income (loss):
Foreign currency translation adjustments	(32)	21	(39)	(14)
Pension adjustments, net of tax impacts of $0, ($2), ($2) and ($2), respectively.	1	4	6	5
Total other comprehensive (loss) income, net of tax	(31)	25	(33)	(9)
Comprehensive income	$245	$347	$713	$832

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	As of
(In millions, except share amounts)	January 31, 2025	July 31, 2024
Assets
Cash and cash equivalents	$764	$571
Accounts receivable, less allowances of $31 and $21, respectively	3,200	3,602
Inventories	4,273	4,188
Prepaid and other current assets	962	1,020
Assets held for sale	26	29
Total current assets	9,225	9,410
Property, plant and equipment, net	1,808	1,752
Operating lease right-of-use assets	1,637	1,565
Deferred income taxes, net	188	181
Goodwill	2,361	2,357
Other intangible assets, net	699	753
Other non-current assets	612	554
Total assets	$16,530	$16,572

Liabilities and stockholders’ equity
Accounts payable	$3,027	$3,410
Short-term debt	400	150
Current portion of operating lease liabilities	416	395
Other current liabilities	1,214	1,261
Total current liabilities	5,057	5,216
Long-term debt	3,949	3,774
Long-term portion of operating lease liabilities	1,256	1,198
Other long-term liabilities	779	768
Total liabilities	11,041	10,956

Stockholders’ equity:
Ordinary shares, par value 10 pence; 500,000,000 shares authorized; 0 and 232,171,182 shares issued, respectively	—	30
Common stock, par value $0.0001; 500,000,000 shares authorized; 201,343,253 and 0 shares issued, respectively	—	—
Paid-in capital	912	864
Retained earnings	5,998	9,589
Treasury shares, 2,312,552 and 30,827,929 shares, respectively at cost	(457)	(3,936)
Accumulated other comprehensive loss	(964)	(931)
Total stockholders' equity	5,489	5,616
Total liabilities and stockholders' equity	$16,530	$16,572

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Three months ended		Six Months ended
(In millions, except per share data)	January 31, 2025	January 31, 2024	January 31, 2025	January 31, 2024
Ordinary shares:
Balance at beginning of period	$—	$30	$30	$30
Treasury shares canceled	—	—	(4)	—
Ordinary shares canceled	—	—	(26)	—
Balance at end of period	—	30	—	30

Common stock:
Balance at beginning of period	$—	$—	$—	$—
Common stock issued	—	—	—	—
Balance at end of period	—	—	—	—

Paid-in capital:
Balance at beginning of period	$910	$828	$864	$809
Share-based compensation expense	2	12	22	31
Ordinary shares canceled	—	—	26	—
Other	—	2	—	2
Balance at end of period	912	842	912	842

Retained earnings:
Balance at beginning of period	$5,889	$8,858	$9,589	$8,557
Treasury shares canceled	—	—	(3,932)	—
Net earnings	276	322	746	841
Cash dividends declared of $0.83, $0.79, $1.62, and $1.54, respectively	(166)	(160)	(324)	(312)
Shares issued under employee stock plans	(1)	(2)	(81)	(68)
Balance at end of period	5,998	9,018	5,998	9,018

Treasury shares:
Balance at beginning of period	($211)	($3,433)	($3,936)	($3,425)
Treasury shares canceled	—	—	3,936	—
Share repurchases	(247)	(143)	(508)	(176)
Shares issued under employee share plans, net	1	1	51	26
Balance at end of period	(457)	(3,575)	(457)	(3,575)

Employee Benefit Trust:
Balance at beginning of period	$—	($1)	$—	($46)
Shares issued	—	—	—	45
Other	—	1	—	1
Balance at end of period	—	—	—	—

Accumulated other comprehensive loss:
Balance at beginning of period	(933)	(922)	(931)	(888)
Total other comprehensive (loss) income	(31)	25	(33)	(9)
Balance at end of period	(964)	(897)	(964)	(897)
Total stockholder's equity	$5,489	$5,418	$5,489	$5,418
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(In millions)	Six months ended
	January 31,
	2025	2024
Cash flows from operating activities:
Net income	$746	$841
Depreciation and amortization	182	163
Share-based compensation	13	24
Changes in deferred income taxes	(3)	(6)
Changes in inventories	(94)	(52)
Changes in receivables and other assets	494	565
Changes in accounts payable and other liabilities	(600)	(626)
Changes in income taxes payable	(39)	(40)
Other operating activities	(14)	(6)
Net cash provided by operating activities	685	863

Cash flows from investing activities:
Purchase of businesses acquired, net of cash acquired	(46)	(67)
Capital expenditures	(158)	(192)
Other investing activities	12	28
Net cash used in investing activities	(192)	(231)

Cash flows from financing activities:
Purchase of treasury shares	(508)	(250)
Repayments of debt	(2,100)	(1,155)
Proceeds from debt	2,521	1,125
Change in bank overdrafts	(1)	6
Cash dividends	(158)	(305)
Other financing activities	(43)	(18)
Net cash used in financing activities	(289)	(597)
Change in cash, cash equivalents and restricted cash	204	35
Effects of exchange rate changes	(14)	—
Cash, cash equivalents and restricted cash, beginning of period	625	669
Cash, cash equivalents and restricted cash, end of period	$815	$704

Supplemental Disclosures:
Cash paid for income taxes, net	$291	$330
Cash paid for interest	94	97
Accrued capital expenditures	7	6
Accrued dividends	166	161

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
Note 1: Summary of significant accounting policies
Background
Ferguson Enterprises Inc. (including subsidiaries, the “Company”) (NYSE: FERG; LSE: FERG) is a Delaware corporation. Ferguson is a value-added distributor serving the specialized professional in the residential and non-residential North American construction market. We help make our customers’ complex projects simple, successful and sustainable by providing expertise and a wide range of products and services from plumbing, HVAC, appliances, and lighting to PVF, water and wastewater solutions, and more. We sell through a common network of distribution centers, branches, counter service and specialist sales associates, showroom consultants and e-commerce channels. The corporate headquarters of the Company is located at 751 Lakefront Commons, Newport News, Virginia 23606.
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
In light of the Merger, the July 31, 2024 condensed consolidated balance sheet was derived from the audited financial statements of the predecessor. For the six months ended January 31, 2024, the unaudited condensed consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows represent the activities of the predecessor. The successor issuer had no operating activities prior to the Effective Date.
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

	As of
(In millions)	January 31, 2025	July 31, 2024
Cash and cash equivalents	$764	$571
Restricted cash	51	54
Total cash, cash equivalents and restricted cash	$815	$625
Supplier finance program
In October 2023, the Company began a supplier financing program with a third party wherein certain shipping and logistics providers in the United States can opt to receive early payment at a nominal discount. The Company’s obligations to suppliers are unchanged and payment terms are consistent with the Company’s normal payment terms. All outstanding payables related to the supplier finance program are classified within accounts payable within our condensed consolidated balance sheets and were $42 million and $46 million as of January 31, 2025 and July 31, 2024, respectively.
Recently issued accounting standard updates (“ASU”)
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions, including information about purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each relevant expense caption on the face of the income statement. Per ASU No. 2025-01, the amendments under ASU No. 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The ASU No. 2024-03 can be adopted either prospectively or retrospectively. The Company is currently evaluating the ASU to determine the impact on its disclosures.
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
Segment results were as follows:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2025	2024	2025	2024
Net sales:
United States	$6,553	$6,364	$13,922	$13,693
Canada	319	309	722	688
Total net sales	$6,872	$6,673	$14,644	$14,381
Adjusted operating profit:
United States	$455	$525	$1,152	$1,291
Canada	11	9	34	32

Central and other costs	(17)	(14)	(31)	(30)
Corporate restructurings(1)	—	(8)	(3)	(8)
Amortization of acquired intangible assets	(39)	(35)	(77)	(69)
Interest expense, net	(48)	(44)	(94)	(89)
Other income (expense), net	8	—	13	(3)
Income before income taxes	$370	$433	$994	$1,124
(1)For the six months ended January 31, 2025, corporate restructurings primarily related to incremental costs in connection with transition activities following the establishment of our parent company’s domicile in the United States. For the three and six months ended January 31, 2024, corporate restructuring costs related to incremental costs in connection with establishing a new corporate structure to domicile our ultimate parent company in the United States.
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

The Company determined that disaggregating net sales by end market at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows may be impacted by economic factors. The disaggregated net sales by end market are as follows:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2025	2024	2025	2024
United States:
Residential	$3,371	$3,299	$7,118	$7,039
Non-residential:
Commercial	2,188	2,122	4,653	4,592
Civil/Infrastructure	555	508	1,205	1,141
Industrial	439	435	946	921
Total Non-residential	3,182	3,065	6,804	6,654
Total United States	6,553	6,364	13,922	13,693
Canada	319	309	722	688
Total net sales	$6,872	$6,673	$14,644	$14,381
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
Note 3: Weighted average shares
The following table shows the calculation of diluted shares:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2025	2024	2025	2024
Weighted average number of shares outstanding:
Basic weighted average shares	199.6	203.4	200.2	203.6
Effect of dilutive shares(1)	0.2	0.5	0.3	0.6
Diluted weighted average shares	199.8	203.9	200.5	204.2

Excluded anti-dilutive shares	0.2	—	0.2	0.1
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

The Company’s tax provision for each period presented was calculated using an estimated annual tax rate, adjusted for discrete items occurring during the applicable period to arrive at an effective tax rate. The effective income tax rates for the relevant periods were as follows:

	Three months ended		Six months ended
	January 31,		January 31,
	2025	2024	2025	2024
Effective tax rate	25.4%	25.6%	24.9%	25.2%
During the three and six months ended January 31, 2025, there were no material changes to the Company’s unrecognized tax benefits when compared to those items disclosed in the Annual Report.
Note 5: Debt
The Company’s debt obligations consisted of the following:

	As of
(In millions)	January 31, 2025	July 31, 2024
Variable-rate debt:
Receivables Facility	$575	$250
Term Loan	—	500
Fixed-rate debt:
Private placement notes	700	850
Unsecured senior notes, due April 2027 - April 2032	2,350	2,350
2034 Senior Notes, 5.00% due October 2034	750	—
Subtotal	$4,375	$3,950
Less: current maturities of debt	(400)	(150)
Unamortized discounts and debt issuance costs	(21)	(18)
Interest rate swap - fair value adjustment	(5)	(8)
Total long-term debt	$3,949	$3,774
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
The Receivables Facility consists of funding for up to $1.1 billion. Pursuant to the Omnibus Amendment, access to the swingline facility of up to $100 million in same day funding was terminated until such time as a Committed Purchaser agrees in writing to make Swingline Purchases. In addition, pursuant to the Omnibus Amendment, the termination date under the Receivables Purchase Agreement was extended to October 29, 2027 for all Purchase Groups except the TD Purchase Group, which has a termination date of October 7, 2025. Under the Receivables Facility, creditors of FRL have no recourse to the Company’s general credit and FRL’s assets can be used only to settle FRL’s obligations. As of January 31, 2025, $575 million in borrowings were outstanding under the Receivables Facility. The interest rate under the Receivable Facility was approximately 5.35% as of January 31, 2025.
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

Revolving Credit Facility
The Company maintains a revolving credit facility (the “Revolving Facility”) that has aggregate total available credit commitments of $1.35 billion. As of January 31, 2025, no borrowings were outstanding under the Revolving Facility.
Private Placement Notes
In the second quarter of fiscal 2025, the Company repaid $150 million related to the 3.44% private placement notes that matured in November 2024.
In September 2025, $400 million of private placement notes will mature.
2034 Senior Notes
On October 3, 2024, the Company issued and sold $750 million aggregate principal amount of unsecured senior notes, maturing in October 2034 (the “2034 Senior Notes”). The 2034 Senior Notes bear interest at a rate of 5.00%, payable semi-annually. The obligations of the Company under the 2034 Senior Notes are fully and unconditionally guaranteed by Ferguson UK Holdings Limited, an indirect subsidiary of the Company.
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
Other
The Company was in compliance with all debt covenants that were in effect as of January 31, 2025.
Note 6: Assets and liabilities at fair value
The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the periods presented. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other debt instruments, such as the Receivables Facility due to its variable interest rate, approximated their fair values as of January 31, 2025 and July 31, 2024.
The Company’s derivatives (interest rate swaps which are considered fair value hedges) and investments in equity instruments are carried at fair value on the condensed consolidated balance sheets (Level 2 and Level 3 fair value inputs, respectively) and are not material. The notional amount of the Company’s outstanding fair value hedges was $150 million and $300 million as of January 31, 2025 and July 31, 2024, respectively. The notional value of fair value hedges decreased in connection with the repayment of $150 million related to the 3.44% private placement notes that matured in November 2024.
Carrying amounts and the related estimated fair value of the Company’s long-term debt were as follows:

	January 31, 2025		July 31, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured senior notes	$3,079	$2,973	$2,333	$2,263
Private placement notes	700	694	849	837
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

Note 8: Accumulated other comprehensive loss
The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2024	($461)	($470)	($931)
Other comprehensive (loss) income before reclassifications	(7)	2	(5)
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Other comprehensive (loss) income	(7)	5	(2)
Balance at October 31, 2024	(468)	(465)	(933)
Other comprehensive loss before reclassifications	(32)	(1)	(33)
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive (loss) income	(32)	1	(31)
Balance at January 31, 2025	(500)	(464)	(964)

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2023	($429)	($459)	($888)
Other comprehensive loss before reclassifications	(35)	(2)	(37)
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Other comprehensive (loss) income	(35)	1	(34)
Balance at October 31, 2023	(464)	(458)	(922)
Other comprehensive income before reclassifications	21	2	23
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive income	21	4	25
Balance at January 31, 2024	(443)	(454)	(897)
Amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items include the related income tax impacts. Such amounts consisted of the following:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2025	2024	2025	2024
Amortization of actuarial losses	$3	$3	$7	$7
Tax benefit	(1)	(1)	(2)	(2)
Amounts reclassified from accumulated other comprehensive loss	$2	$2	$5	$5
Note 9: Retirement benefit obligations
The Company maintains pension plans in the U.K. and Canada. The components of net periodic pension cost, which are included in Other income (expense), net in the condensed consolidated statements of earnings, were as follows:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2025	2024	2025	2024
Interest cost	($15)	($15)	($31)	($30)
Expected return on plan assets	16	15	32	30
Amortization of net actuarial losses	(3)	(3)	(7)	(7)
Net periodic cost	($2)	($3)	($6)	($7)
The impact of exchange rate fluctuations is included in the amortization of net actuarial losses line above.

Note 10: Stockholders’ equity
The following table presents a summary of the Company’s share activity:

	Three months ended		Six months ended
	January 31,		January 31,
	2025	2024	2025	2024
Ordinary shares:
Balance at beginning of period	—	232,171,182	232,171,182	232,171,182
Treasury shares canceled	—	—	(30,827,929)	—
Ordinary shares canceled	—	—	(201,343,253)	—
Balance at end of period	—	232,171,182	—	232,171,182
Common stock:
Balance at beginning of period	201,343,253	—	—	—
Common stock issued	—	—	201,343,253	—
Balance at end of period	201,343,253	—	201,343,253	—
Treasury shares:
Balance at beginning of period	(1,061,473)	(28,382,963)	(30,827,929)	(27,893,680)
Treasury shares canceled	—	—	30,827,929	—
Share repurchases	(1,257,228)	(794,755)	(2,567,391)	(1,492,153)
Treasury shares used to settle share-based compensation awards	6,149	9,298	254,839	217,413
Balance at end of period	(2,312,552)	(29,168,420)	(2,312,552)	(29,168,420)
Employee Benefit Trusts:
Balance at beginning of period	—	(20,819)	—	(274,031)
Employee Benefit Trust shares used to settle share-based compensation awards	—	—	—	253,212
Shares sold upon termination of Employee Benefit Trust	—	20,819	—	20,819
Balance at end of period	—	—	—	—
Total shares outstanding at end of period	199,030,701	203,002,762	199,030,701	203,002,762
Employee Benefit Trusts
Two Employee Benefit Trusts had been previously established in connection with the Company’s discretionary share award plans and long-term incentive plans. During fiscal 2024, each of these trusts were terminated with all shares disbursed or sold.
Share Repurchases
In March 2025, the Company extended the share repurchase program by an additional $1.0 billion. As such, the Company is purchasing shares under an authorization that allows up to $5.0 billion in share repurchases. As of January 31, 2025, the Company had completed $3.6 billion under the share repurchase program.
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
•Multiple metric performance stock units granted to certain members of management (“PSU-EX”) typically vest following three-year performance cycles. The number of shares issued will vary based upon adjusted EPS growth (diluted), return on capital employed (“ROCE”) and relative total shareholder return (“rTSR”). The fair value of awards vesting based upon EPS growth (diluted) and ROCE are equal to the closing share price on the date of grant and the fair value of rTSR awards are determined using a Monte-Carlo simulation.
The following table summarizes the share-based incentive awards activity for the six months ended January 31, 2025:

	Number of shares	Weighted average grant date fair value
Outstanding as of July 31, 2024	963,130	$135.82
RSU awards granted	122,632	190.80
PSU awards granted	162,406	189.30
PSU-EX granted	51,366	167.95
Share adjustments based on performance	(209,545)	132.50
Vested	(403,895)	134.60
Forfeited	(37,166)	151.41
Outstanding as of January 31, 2025	648,928	$163.09
The following table relates to RSU, PSU and PSU-EX awards activity:

Six months ended
January 31,
(In millions, except per share amounts)	2025
Fair value of awards vested	$81
Weighted average grant date fair value per share granted	$186.59
The following table relates to all share-based compensation awards:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2025	2024	2025	2024
Share-based compensation expense (within SG&A)	$2	$11	$13	$24
Income tax benefit	—	3	3	6
Total unrecognized share-based compensation expense for all share-based payment plans was $89 million at January 31, 2025, which is expected to be recognized over a weighted average period of 2.3 years.
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

Note 12: Acquisitions
The Company acquired two businesses during the six months ended January 31, 2025. Each of the acquired businesses is generally engaged in the distribution of plumbing, HVAC or infrastructure related products and was acquired to support growth. In each of the Company’s acquisitions, the Company has purchased substantially all of the acquiree's business and therefore all transactions have been accounted for as a business combination pursuant to FASB Accounting Standards Codification (ASC) 805.
The following table summarizes the preliminary purchase price allocation for the assets acquired and liabilities assumed in regard to the Company's acquisitions:

(In millions)
Trade and other receivables	$7
Inventories	6
Property, plant and equipment	1
Right of use assets	4
Trade names and brands	1
Customer relationships	32
Other intangible assets	1
Trade and other payables	(2)
Lease liabilities	(4)
Total	46
Goodwill	15
Consideration	$61
Satisfied by:
Cash	$46
Deferred & other consideration	15
Total consideration	$61
The fair values of the net assets acquired are considered preliminary and are based on management’s best estimates. Further adjustments may be necessary in connection with acquisitions completed in a prior period when additional information becomes available about events that existed at the date of acquisition. Amendments to fair value estimates may be made to these figures during the measurement period following the date of acquisition. There were no material adjustments in the current fiscal year that related to the closing of the measurement period of acquisitions made in the prior fiscal year. As of the date of this Quarterly Report, the Company has made all known material adjustments related to acquisitions in fiscal 2025.
The fair value estimates of intangible assets are considered non-recurring, Level 3 measurements within the fair value hierarchy and are estimated as of each respective acquisition date.
The goodwill on these acquisitions is attributable to the anticipated profitability of the new markets and product ranges to which the Company has gained access and additional profitability, operating efficiencies and other synergies available in connection with existing markets. All of the goodwill acquired during the six months ended January 31, 2025 was attributed to the United States segment and is expected to be deductible for tax purposes.
Deferred consideration represents the expected payout due to certain sellers of acquired businesses that is subject to either 1) a contractual settle-up period or 2) a contingency related to contractually defined performance metrics. If the deferred consideration is contingent on achieving performance metrics, the liability is estimated using assumptions regarding the expectations of an acquiree’s ability to achieve the contractually defined performance metrics over a period of time that typically spans one to three years. When ultimately paid, deferred consideration is reported as a cash outflow from financing activities.
The businesses acquired during the year-to-date period of fiscal 2025 contributed $10 million to net sales and $2 million in losses to the Company’s income before income tax, including acquired intangible asset amortization, as well as transaction and integration costs for the period between the applicable date of acquisition and January 31, 2025. Acquisition costs during the six months ended January 31, 2025 were not material. Acquisition costs are expensed as incurred and included in selling, general and administrative expenses in the Company’s consolidated statements of earnings.

The net outflow of cash related to business acquisitions is as follows:

Six months ended
(In millions)	January 31, 2025
Purchase consideration	$46
Cash, cash equivalents and bank overdrafts acquired	—
Cash consideration paid, net of cash acquired	46
Deferred and contingent consideration(1)	11
Net cash outflow in respect of the purchase of businesses	$57

(1) Included in other financing activities in the Condensed Consolidated Statements of Cash Flows.
Pro forma disclosures
If each acquisition had been completed on the first day of the prior fiscal year, the Company’s unaudited pro forma net sales would have been:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2025	2024	2025	2024
Pro forma net sales	$6,873	$6,685	$14,654	$14,405
The impact on income before income tax, including additional amortization, transaction costs and integration costs would not be material in the three and six months ended January 31, 2025 and 2024.
These unaudited pro forma results do not necessarily represent financial results that would have been achieved had the acquisition actually occurred at the beginning of the prior fiscal year.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to convey management’s perspective regarding the Company’s operational and financial performance for the three and six months ended January 31, 2025 and 2024, respectively. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing in “Item 1. Financial Statements” of this Quarterly Report (the “Condensed Consolidated Financial Statements”) and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of the Annual Report.
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
The following table presents highlights of the Company’s performance for the periods below:

	Three months ended		Six months ended
	January 31,		January 31,
(In millions, except per share amounts)	2025	2024	2025	2024
Net sales	$6,872	$6,673	$14,644	$14,381
Operating profit	410	477	1,075	1,216
Net income	276	322	746	841

Earnings per share - diluted	1.38	1.58	3.72	4.12

Net cash provided by operating activities			685	863

Supplemental non-GAAP financial measures:(1)
Adjusted operating profit	449	520	1,155	1,293
Adjusted earnings per share - diluted	1.52	1.74	3.98	4.40

(1) The Company uses certain non-GAAP measures, which are not defined or specified under U.S. GAAP. See the section titled “Non-GAAP Reconciliations and Supplementary Information.”
For the second quarter of fiscal 2025, net sales increased by 3.0% compared to the second quarter of fiscal 2024, primarily due to higher sales volume and incremental revenue from acquisitions, partially offset by price deflation (approximately 2%), mainly within certain commodity categories in the United States.
For the second quarter of fiscal 2025, operating profit decreased by 14.0% (adjusted operating profit decreased 13.7%), compared with the second quarter of fiscal 2024. This decrease was primarily due to higher operating costs driven by sales volume growth and cost inflation.
For the second quarter of fiscal 2025, diluted earnings per share was $1.38 (adjusted diluted earnings per share: $1.52), decreasing 12.7% compared with the second quarter of fiscal 2024 (12.6% on an adjusted basis) due to lower net income, partially offset by the impact of share repurchases.
Net cash provided by operating activities decreased to $0.7 billion in the year-to-date period of fiscal 2025 compared with $0.9 billion in the same period of fiscal 2024, reflecting an increase in working capital to support volume growth period-over-period, along with lower net income after adjusting for non-cash items.

Results of Operations

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2025	2024	2025	2024
Net sales	$6,872	$6,673	$14,644	$14,381
Cost of sales	(4,830)	(4,644)	(10,262)	(10,021)
Gross profit	2,042	2,029	4,382	4,360
Selling, general and administrative expenses	(1,540)	(1,469)	(3,125)	(2,981)
Depreciation and amortization	(92)	(83)	(182)	(163)
Operating profit	410	477	1,075	1,216
Interest expense, net	(48)	(44)	(94)	(89)
Other income (expense), net	8	—	13	(3)
Income before income taxes	370	433	994	1,124
Provision for income taxes	(94)	(111)	(248)	(283)
Net income	$276	$322	$746	$841
Net sales
Net sales were $6.9 billion in the second quarter of fiscal 2025, an increase of $0.2 billion, or 3.0%, compared with the same period in fiscal 2024. The increase in net sales was driven by higher sales volume and incremental sales from acquisitions of 1.2%. These increases were partially offset by price deflation of approximately 2%, mainly within certain commodity categories in the United States. The Company’s increase in net sales was driven by growth in both of the residential and non-residential markets in its United States segment.
Net sales were $14.6 billion in the year-to-date period of fiscal 2025, an increase of $0.3 billion, or 1.8%, compared with the same period in fiscal 2024. The factors impacting the year-to-date comparison were largely the same as those noted above for the quarter.
For further discussion on the Company’s net sales, see the “Segment results” section below.
Gross profit
Gross profit in the second quarter of fiscal 2025 increased $13 million, or 0.6%, compared with the same period in fiscal 2024, primarily reflecting increased net sales. Gross profit as a percentage of sales was 29.7% and 30.4% in the second quarters of fiscal 2025 and fiscal 2024, respectively. The decrease of 0.7% reflected the impact on margins from subdued end market demand, as well as the impact of price deflation and sales mix.
Gross profit in the year-to-date period of fiscal 2025 increased $22 million, or 0.5%, compared with the same period in fiscal 2024. Gross profit as a percentage of sales was 29.9% and 30.3% in the year-to-date periods of fiscal 2025 and fiscal 2024, respectively. The factors impacting the year-to-date comparisons were largely the same as those noted above for the quarter.
Selling, general and administrative (“SG&A”) expenses
SG&A expenses in the second quarter of fiscal 2025 increased $71 million, or 4.8%, compared with the same period in fiscal 2024. SG&A as a percentage of sales was 22.4% and 22.0% in the second quarters of fiscal 2025 and fiscal 2024, respectively. The increase in SG&A as a percent of sales primarily reflects the impact of cost inflation, mainly on infrastructure and fleet.
SG&A expenses in the year-to-date period of fiscal 2025 increased $144 million, or 4.8%, compared with the same period in fiscal 2024. SG&A as a percentage of sales was 21.3% and 20.7% in the year-to-date period of fiscal 2025 and fiscal 2024, respectively. The factors impacting the year-to-date comparisons were largely the same as those noted above for the quarter, as well as the impact of increased labor costs, primarily related to wage inflation, on the year-to-date comparison.

Income tax
Income tax expense was $94 million for the second quarter of fiscal 2025, a decrease of $17 million, or 15.3%, compared to the same period in fiscal 2024. In the year-to-date period of fiscal 2025, income tax expense was $248 million, a decrease of $35 million, or 12.4%, compared to the same period in fiscal 2024. In each case the decrease was due to lower income before income taxes.
The Company’s effective tax rates were 25.4% and 25.6% for the second quarters of fiscal 2025 and 2024, respectively. The Company’s effective tax rates were 24.9% and 25.2% for the year-to-date periods of fiscal 2025 and 2024, respectively. For each of the year-over-year comparisons, the decrease in the effective tax rate was primarily due to discrete tax benefits recorded in fiscal 2025.
Net interest expense
Net interest expense was $48 million in the second quarter of fiscal 2025 compared with $44 million in the same period in fiscal 2024. In the year-to-date periods, net interest expense was $94 million in fiscal 2025 compared with $89 million in fiscal 2024. The increase in interest expense was due to higher average borrowings over the respective periods compared with the prior year.
Net income
Net income for the second quarter and year-to-date periods of fiscal 2025 was $276 million and $746 million, respectively. These represented decreases in net income of $46 million, or 14.3%, and $95 million, or 11.3%, compared with the respective periods in fiscal 2024 due to the various elements described in the sections above.
Segment results
United States

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2025	2024	2025	2024
Net sales	$6,553	$6,364	$13,922	$13,693
Adjusted operating profit	455	525	1,152	1,291
Net sales for the United States segment were $6.6 billion in the second quarter of fiscal 2025, an increase of $189 million, or 3.0%, compared to the same period in fiscal 2024. The increase in net sales was primarily driven by higher sales volume and incremental sales from acquisitions of 1.0%, partially offset by price deflation of approximately 2%, mainly within certain commodity categories. Net sales in non-residential markets increased 3.8%, mainly in connection with growth in Commercial and Civil/Infrastructure sales compared with the same period in fiscal 2024. Net sales in residential markets increased 2.2% compared with the same period in fiscal 2024 with growth across both new construction and repairs, maintenance and improvement.
Net sales were $13.9 billion in the year-to-date period of fiscal 2025, an increase of $0.2 billion, or 1.7%, compared with the same period in fiscal 2024. The factors impacting the year-to-date comparison were largely the same as those noted above for the quarter.
Adjusted operating profit for the United States segment was $455 million in the second quarter of fiscal 2025, a decrease of $70 million, or 13.3%, compared to the same period in fiscal 2024, primarily reflecting the impact of higher operating costs driven by sales volume growth and cost inflation.
Adjusted operating profit for the United States segment was $1.2 billion in the year-to-date period of fiscal 2025, a decrease of $0.1 billion, or 10.8%, compared to the same period in fiscal 2024. The factors impacting the year-to-date comparison were largely the same as those noted above for the quarter.

Canada

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2025	2024	2025	2024
Net sales	$319	$309	$722	$688
Adjusted operating profit	11	9	34	32
Net sales for the Canada segment were $319 million in the second quarter of fiscal 2025, an increase of $10 million, or 3.2%, compared to the same period in fiscal 2024. This increase in net sales was primarily driven by incremental sales from an acquisition of 5.4%, price inflation of approximately 2% and higher sales volume, partially offset by the impact of foreign currency exchange rates of 5.3%.
Net sales were $722 million in the year-to-date period of fiscal 2025, an increase of $34 million, or 4.9%, compared with the same period in fiscal 2024. The factors impacting the year-to-date comparison were largely the same as those noted above for the quarter.
Adjusted operating profit for the Canada segment in the second quarter and year-to-date periods of fiscal 2025 increased by $2 million compared with the respective periods in fiscal 2024 in connection with higher sales.

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

	Three months ended		Six months ended
	January 31,		January 31,
(In millions)	2025	2024	2025	2024
Net income	$276	$322	$746	$841
Provision for income taxes	94	111	248	283
Interest expense, net	48	44	94	89
Other (income) expense, net	(8)	—	(13)	3
Operating profit	410	477	1,075	1,216
Corporate restructurings(1)	—	8	3	8
Amortization of acquired intangibles	39	35	77	69
Adjusted operating profit	$449	$520	$1,155	$1,293
(1)For the six months ended January 31, 2025, corporate restructurings primarily related to incremental costs in connection with transition activities following the establishment of our parent company’s domicile in the United States. For the three and six months ended January 31, 2024, corporate restructuring costs related to incremental costs in connection with establishing a new corporate structure to domicile our ultimate parent company in the United States.

Reconciliation of net income to adjusted net income and adjusted EPS - diluted
The following table reconciles net income (U.S. GAAP) to adjusted net income and adjusted EPS - diluted (non-GAAP):

	Three months ended
	January 31,
(In millions, except per share amounts)	2025		2024
		per share(1)		per share(1)
Net income	$276	$1.38	$322	$1.58
Corporate restructurings(2)	—	—	8	0.04
Amortization of acquired intangibles	39	0.20	35	0.17
Discrete tax adjustments(3)	(1)	(0.01)	(2)	(0.01)
Tax impact on non-GAAP adjustments(4)	(10)	(0.05)	(8)	(0.04)
Adjusted net income	$304	$1.52	$355	$1.74

Diluted weighted average shares outstanding	199.8		203.9

	Six months ended
	January 31,
(In millions, except per share amounts)	2025		2024
		per share(1)		per share(1)
Net income	$746	$3.72	$841	$4.12
Corporate restructurings(2)	3	0.02	8	0.04
Amortization of acquired intangibles	77	0.38	69	0.34
Discrete tax adjustments(3)	(8)	(0.04)	(2)	(0.01)
Tax impact on non-GAAP adjustments(4)	(20)	(0.10)	(18)	(0.09)
Adjusted net income	$798	$3.98	$898	$4.40

Diluted weighted average shares outstanding	200.5		204.2
(1)Per share on a dilutive basis.
(2)For the six months ended January 31, 2025, corporate restructurings primarily related to incremental costs in connection with transition activities following the establishment of our parent company’s domicile in the United States. For the three and six months ended January 31, 2024, corporate restructuring costs related to incremental costs in connection with establishing a new corporate structure to domicile our ultimate parent company in the United States.
(3)For the three and six months ended January 31, 2025 and 2024, discrete tax adjustments mainly related to the tax treatment of certain compensation items that are not material.
(4)For the three and six months ended January 31, 2025 and 2024, the tax impact on non-GAAP adjustments primarily related to the amortization of acquired intangibles.

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
The Company’s material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include debt service and related interest payments, operating lease obligations, required pension obligations and other purchase obligations. The nature and composition of such existing cash requirements have not materially changed from those disclosed in the Annual Report other than items updated in this Quarterly Report.
Cash flows
As of January 31, 2025 and July 31, 2024, the Company had cash and cash equivalents of $764 million and $571 million, respectively. In addition to cash, the Company had $1.9 billion of available liquidity from undrawn debt facilities as of January 31, 2025.
As of January 31, 2025, the Company’s total debt was $4.3 billion. The Company anticipates that it will be able to meet its debt obligations as they become due.
Cash flows from operating activities

	Six months ended
	January 31,
(In millions)	2025	2024
Net cash provided by operating activities	$685	$863
Net cash provided by operating activities was $685 million and $863 million for the year-to-date periods of fiscal 2025 and 2024, respectively. The $178 million decrease was mainly due to lower net income (adjusted for non-cash items), as well as changes in working capital compared with the prior year. The increase in working capital was primarily driven by the timing of receivables collections year-over-year and an increase in inventory in connection with sales volume growth and consideration of customer demand, partially offset by the timing of vendor payments compared with the prior year.
Cash flows from investing activities

	Six months ended
	January 31,
(In millions)	2025	2024
Net cash used in investing activities	($192)	($231)
Net cash used in investing activities was $192 million and $231 million for the year-to-date periods of fiscal 2025 and 2024, respectively.
Capital expenditures totaled $158 million and $192 million for the year-to-date periods of fiscal 2025 and 2024, respectively. These investments were primarily for strategic projects to support future growth, such as new market distribution centers, our branch network and new technology. In addition, the Company invested $46 million and $67 million in new acquisitions in the year-to-date period of fiscal 2025 and fiscal 2024, respectively.

Cash flows from financing activities

	Six months ended
	January 31,
(In millions)	2025	2024
Net cash used in financing activities	($289)	($597)
Net cash used in financing activities was $289 million and $597 million for the year-to-date periods of fiscal 2025 and 2024, respectively.
Dividends paid to shareholders were $158 million and $305 million for the year-to-date periods of fiscal 2025 and 2024, respectively. The Company generally pays dividends in the fiscal quarter following the fiscal quarter in which the dividend was declared. However, the dividends declared in the fourth quarter of fiscal 2024 were also paid in the fourth quarter of fiscal 2024 due to the Merger. As such, no dividends were paid in the first quarter of fiscal 2025.
Share repurchases under the Company’s announced share repurchase program were $508 million and $250 million for the year-to-date periods of fiscal 2025 and fiscal 2024, respectively.
Net proceeds from debt transactions were $421 million compared with net payments of $30 million for the year-to-date periods of fiscal 2025 and 2024, respectively. In the year-to-date period of fiscal 2025, the Company received net proceeds of $746 million and $325 million from the issuance of the 2034 Senior Notes and net borrowings under the Receivables Facility, respectively. These proceeds were partially offset by debt repayments of $500 million and $150 million in connection with the Company’s Term Loans and the maturity of certain Private Placement Notes, respectively. In the year-to-date period of fiscal 2024, the Company repaid $55 million in connection with the maturity of certain Private Placement Notes, which was partially offset by net proceeds of $25 million borrowed under the Receivables Facility.
Debt facilities
The following section summarizes certain material provisions of our long-term debt facilities and current obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness.

	As of
(In millions)	January 31, 2025	July 31, 2024
Short-term debt	$400	$150
Long-term debt	3,949	3,774
Total debt	$4,349	$3,924
Private Placement Notes
In June 2015 and November 2017, Wolseley Capital, Inc., a wholly-owned subsidiary of the Company, privately placed fixed rate notes (the “Private Placement Notes”). As of January 31, 2025, $700 million in Private Placement Notes remain outstanding.
In the second quarter of fiscal year 2025, the Company repaid $150 million of Private Placement Notes that matured. In September 2025, an additional $400 million of such notes will mature.
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
Revolving Credit Facility
The Company maintains a Revolving Facility with aggregate total available credit commitments of $1.35 billion. As of January 31, 2025, no borrowings were outstanding under the Revolving Facility.
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
As of January 31, 2025, $575 million in borrowings were outstanding under the Receivables Facility.
Other
The Company was in compliance with all debt covenants that were in effect as of January 31, 2025.
See Note 5, Debt to the Condensed Consolidated Financial Statements and the notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of the Annual Report for further details regarding the Company’s debt.
There have been no significant changes to the Company’s policies on accounting for, valuing or managing the risk of financial instruments during the second quarter of fiscal 2025.
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

	As of
(In millions)	January 31, 2025	July 31, 2024
Current assets	$203	$69
Non-current assets	88	59
Current liabilities	195	23
Non-current liabilities	752	500
Due from non-guarantor subsidiaries	9,884	5,474

Three months ended
January 31,
(In millions)	2025
Net sales	$—
Gross profit	—
Operating loss	(5)
Net loss	(67)

Other interest income, net to non-guarantor subsidiaries	344
Other income, net from non-guarantor subsidiaries(1)	$4,383
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2025. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can only provide reasonable assurance that the objectives of the disclosure controls and procedures are met.
Based on their evaluation as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table presents the number and average price of shares purchased in each month of the second quarter of fiscal 2025:

(In millions, except share count and per share amount)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(1)	(d) Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
November 1 - November 30, 2024	308,305	$206.06	308,305	$579
December 1 - December 31, 2024	671,421	$198.91	671,421	$445
January 1 - January 31, 2025	277,502	$179.88	277,502	$396
	1,257,228		1,257,228

(1)In September 2021, the Company announced a program to repurchase up to $1.0 billion of shares. In March 2022, September 2022, June 2023 and June 2024, the Company announced increases of $1.0 billion, $0.5 billion, $0.5 billion and $1.0 billion, respectively. As of January 31, 2025, the Company had completed $3.6 billion of the total $4.0 billion share repurchase program authorized at that time. In March 2025, the Company announced an increase of $1.0 billion, bringing the total authorized share repurchase program to $5.0 billion.

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

10.1*	Amendment to Amended & Restated Employment Agreement, dated February 1, 2025, by and between Ferguson Enterprises, LLC, on behalf of itself and Ferguson Enterprises Inc., and William Thees.
10.2*
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated January 15, 2025, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC, as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson Enterprises Inc. as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement.

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
March 11, 2025

Ferguson Enterprises Inc.
/s/ William Brundage
Name:	William Brundage
Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)