Form 10-Q
period 2025-04-30
Ferguson Enterprises Inc. /DE/
filed 2025-06-03
CIK 2011641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 27, 2025, the number of outstanding shares of common stock was 197,181,036.

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
Forward-looking statements can be identified by the use of forward-looking terminology, including terms such as “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “intends,” “continues,” “plans,” “projects,” “goal,” “target,” “aim,” “may,” “will,” “would,” “could” or “should” or, in each case, their negative or other variations or comparable terminology and other similar references to future periods. Forward-looking statements speak only as of the date on which they are made. They are not assurances of future performance and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Therefore, you should not place undue reliance on any of these forward-looking statements. Although we believe that the forward-looking statements contained in this Quarterly Report are based on reasonable assumptions, you should be aware that many factors could cause actual results to differ materially from those contained in such forward-looking statements, including but not limited to:
•weakness in the economy, market trends, uncertainty and other conditions in the markets in which we operate, and other factors beyond our control, including disruption in the financial markets and any macroeconomic or other consequences of political unrest, disputes or war, and/or trade restrictions such as sanctions, tariffs and retaliatory counter measures;
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
•fluctuations in product prices (including as a result of the use of commodity-priced materials, inflation/deflation and/or trade restrictions) and foreign currency;
•funding risks related to our defined benefit pension plans;
•legal proceedings in the ordinary course of our business as well as failure to comply with domestic and foreign laws, regulations and standards, as those laws, regulations and standards or interpretations and enforcement thereof may change, or the occurrence of unforeseen developments such as litigation, investigations, governmental proceedings or enforcement actions;
•our failure to comply with the obligations associated with being a public company listed on the New York Stock Exchange and London Stock Exchange and the costs associated therewith;
•the costs and risk exposure relating to sustainability matters, including regulatory or legal requirements and disparate stakeholder expectations;
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

Part I - FINANCIAL INFORMATION
Item 1.Financial Statements
Ferguson Enterprises Inc.
Condensed Consolidated Statements of Earnings
(unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net sales	$7,621	$7,308	$22,265	$21,689
Cost of sales	(5,262)	(5,076)	(15,524)	(15,097)
Gross profit	2,359	2,232	6,741	6,592
Selling, general and administrative expenses	(1,589)	(1,510)	(4,711)	(4,483)
Restructuring expenses	(70)	(12)	(73)	(20)
Depreciation and amortization	(94)	(85)	(276)	(248)
Operating profit	606	625	1,681	1,841
Interest expense, net	(46)	(43)	(140)	(132)
Other (expense) income, net	(3)	(1)	10	(4)
Income before income taxes	557	581	1,551	1,705
Provision for income taxes	(147)	(138)	(395)	(421)
Net income	$410	$443	$1,156	$1,284

Earnings per share - Basic	$2.07	$2.19	$5.79	$6.32

Earnings per share - Diluted	$2.07	$2.18	$5.78	$6.30

Weighted average number of shares outstanding:
Basic	198.3	202.6	199.6	203.3
Diluted	198.5	203.2	199.8	203.9

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2025	2024	2025	2024
Net income	$410	$443	$1,156	$1,284
Other comprehensive income (loss):
Foreign currency translation adjustments	40	(19)	1	(33)
Pension adjustments, net of tax impacts of ($3), ($1), ($5) and ($3), respectively	8	2	14	7
Total other comprehensive income (loss), net of tax	48	(17)	15	(26)
Comprehensive income	$458	$426	$1,171	$1,258

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	As of
(In millions, except share amounts)	April 30, 2025	July 31, 2024
Assets
Cash and cash equivalents	$519	$571
Accounts receivable, less allowances of $38 and $21, respectively	3,748	3,602
Inventories	4,548	4,188
Prepaid and other current assets	917	1,020
Assets held for sale	44	29
Total current assets	9,776	9,410
Property, plant and equipment, net	1,832	1,752
Operating lease right-of-use assets	1,678	1,565
Deferred income taxes, net	197	181
Goodwill	2,427	2,357
Other intangible assets, net	750	753
Other non-current assets	605	554
Total assets	$17,265	$16,572

Liabilities and stockholders’ equity
Accounts payable	$3,775	$3,410
Short-term debt	400	150
Current portion of operating lease liabilities	428	395
Other current liabilities	1,368	1,261
Total current liabilities	5,971	5,216
Long-term debt	3,701	3,774
Long-term portion of operating lease liabilities	1,300	1,198
Other long-term liabilities	762	768
Total liabilities	11,734	10,956

Stockholders’ equity:
Ordinary shares, par value 10 pence; 500,000,000 shares authorized; 0 and 232,171,182 shares issued, respectively	—	30
Common stock, par value $0.0001; 500,000,000 shares authorized; 201,343,253 and 0 shares issued, respectively	—	—
Paid-in capital	920	864
Retained earnings	6,241	9,589
Treasury shares, 3,854,675 and 30,827,929 shares, respectively at cost	(714)	(3,936)
Accumulated other comprehensive loss	(916)	(931)
Total stockholders' equity	5,531	5,616
Total liabilities and stockholders' equity	$17,265	$16,572

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions, except per share data)	2025	2024	2025	2024
Ordinary shares:
Balance at beginning of period	$—	$30	$30	$30
Treasury shares canceled	—	—	(4)	—
Ordinary shares canceled	—	—	(26)	—
Balance at end of period	—	30	—	30

Common stock:
Balance at beginning of period	$—	$—	$—	$—
Common stock issued	—	—	—	—
Balance at end of period	—	—	—	—

Paid-in capital:
Balance at beginning of period	$912	$842	$864	$809
Share-based compensation expense	8	13	30	44
Ordinary shares canceled	—	—	26	—
Other	—	—	—	2
Balance at end of period	920	855	920	855

Retained earnings:
Balance at beginning of period	$5,998	$9,018	$9,589	$8,557
Treasury shares canceled	—	—	(3,932)	—
Net earnings	410	443	1,156	1,284
Cash dividends declared of $0.83, $0.79, $2.45, and $2.33, respectively	(164)	(160)	(488)	(472)
Shares issued under employee stock plans	(3)	—	(84)	(68)
Balance at end of period	6,241	9,301	6,241	9,301

Treasury shares:
Balance at beginning of period	($457)	($3,575)	($3,936)	($3,425)
Treasury shares canceled	—	—	3,936	—
Share repurchases	(259)	(175)	(767)	(351)
Shares issued under employee share plans, net	2	—	53	26
Balance at end of period	(714)	(3,750)	(714)	(3,750)

Employee Benefit Trust:
Balance at beginning of period	$—	$—	$—	($46)
Shares issued	—	—	—	45
Other	—	—	—	1
Balance at end of period	—	—	—	—

Accumulated other comprehensive loss:
Balance at beginning of period	($964)	($897)	($931)	($888)
Total other comprehensive income (loss)	48	(17)	15	(26)
Balance at end of period	(916)	(914)	(916)	(914)
Total stockholder's equity	$5,531	$5,522	$5,531	$5,522
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(In millions)	Nine months ended
	April 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,156	$1,284
Depreciation and amortization	276	248
Share-based compensation	22	39
Changes in deferred income taxes	(14)	(14)
Changes in inventories	(324)	(194)
Changes in receivables and other assets	(24)	107
Changes in accounts payable and other liabilities	244	107
Changes in income taxes payable	26	(69)
Other operating activities	5	(1)
Net cash provided by operating activities	1,367	1,507

Cash flows from investing activities:
Purchase of businesses acquired, net of cash acquired	(242)	(185)
Capital expenditures	(235)	(263)
Other investing activities	13	30
Net cash used in investing activities	(464)	(418)

Cash flows from financing activities:
Purchase of treasury shares	(759)	(421)
Repayments of debt	(3,175)	(1,480)
Proceeds from debt	3,346	1,375
Change in bank overdrafts	3	19
Cash dividends	(324)	(465)
Other financing activities	(66)	(23)
Net cash used in financing activities	(975)	(995)
Change in cash, cash equivalents and restricted cash	(72)	94
Effects of exchange rate changes	3	(8)
Cash, cash equivalents and restricted cash, beginning of period	625	669
Cash, cash equivalents and restricted cash, end of period	$556	$755

Supplemental Disclosures:
Cash paid for income taxes, net	$384	$505
Cash paid for interest	171	162
Accrued capital expenditures	7	9
Accrued dividends	165	160

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
In light of the Merger, the July 31, 2024 condensed consolidated balance sheet was derived from the audited financial statements of the predecessor. For the nine months ended April 30, 2024, the unaudited condensed consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows represent the activities of the predecessor. The successor issuer had no operating activities prior to the Effective Date.
Prior year amounts in connection with restructuring expenses have been reclassified from selling, general and administrative costs into restructuring expenses in order to conform with the current period presentation.
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
Restricted cash is primarily related to cash held in connection with certain letters of credit, as well as deferred consideration for business combinations, subject to various settlement agreements. These amounts are recorded in prepaid and other current assets and other non-current assets in the Company’s condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

	As of
(In millions)	April 30, 2025	July 31, 2024
Cash and cash equivalents	$519	$571
Restricted cash	37	54
Total cash, cash equivalents and restricted cash	$556	$625
Supplier finance program
In October 2023, the Company began a supplier financing program with a third party wherein certain shipping and logistics providers in the United States can opt to receive early payment at a nominal discount. The Company’s obligations to suppliers are unchanged and payment terms are consistent with the Company’s normal payment terms. All outstanding payables related to the supplier finance program are classified within accounts payable within our condensed consolidated balance sheets and were $46 million as of April 30, 2025 and July 31, 2024.
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

Note 2: Revenue and segment information
The Company reports its financial results of operations on a geographical basis in the following two reportable segments: United States and Canada. Each segment generally derives its revenues in the same manner. The Company uses adjusted operating profit as its measure of segment profit. A reporting segment’s adjusted operating profit is defined as profit before tax, excluding central and other costs, restructuring expenses, amortization of acquired intangible assets, net interest expenses, as well as other items typically recorded in net other (expense) income such as (loss)/gain on disposal of businesses, pension plan changes/closure costs and amounts recorded in connection with the Company’s interests in investees. Certain income and expenses are not allocated to the Company’s segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts.
Segment results were as follows:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2025	2024	2025	2024
Net sales:
United States	$7,288	$6,974	$21,210	$20,667
Canada	333	334	1,055	1,022
Total net sales	$7,621	$7,308	$22,265	$21,689
Adjusted operating profit:
United States	$726	$685	$1,878	$1,976
Canada	8	6	42	38

Central and other costs	(19)	(17)	(50)	(47)
Restructuring expenses(1)	(70)	(12)	(73)	(20)
Amortization of acquired intangible assets	(39)	(37)	(116)	(106)
Interest expense, net	(46)	(43)	(140)	(132)
Other (expense) income, net	(3)	(1)	10	(4)
Income before income taxes	$557	$581	$1,551	$1,705
(1)See Note 13 for details regarding restructuring expenses.
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

The Company determined that disaggregating net sales by end market at the segment level achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows may be impacted by economic factors. The disaggregated net sales by end market are as follows:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2025	2024	2025	2024
United States:
Residential	$3,610	$3,552	$10,728	$10,591
Non-residential:
Commercial	2,508	2,337	7,161	6,929
Civil/Infrastructure	661	599	1,866	1,740
Industrial	509	486	1,455	1,407
Total Non-residential	3,678	3,422	10,482	10,076
Total United States	7,288	6,974	21,210	20,667
Canada	333	334	1,055	1,022
Total net sales	$7,621	$7,308	$22,265	$21,689
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
Note 3: Weighted average shares
The following table shows the calculation of diluted shares:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2025	2024	2025	2024
Weighted average number of shares outstanding:
Basic weighted average shares	198.3	202.6	199.6	203.3
Effect of dilutive shares(1)	0.2	0.6	0.2	0.6
Diluted weighted average shares	198.5	203.2	199.8	203.9

Excluded anti-dilutive shares	0.1	—	0.2	—
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
The Company’s tax provision for each period presented was calculated using an estimated annual tax rate, adjusted for discrete items occurring during the applicable period to arrive at an effective tax rate. The effective income tax rates for the relevant periods were as follows:

	Three months ended		Nine months ended
	April 30,		April 30,
	2025	2024	2025	2024
Effective tax rate	26.4%	23.8%	25.5%	24.7%
During the three and nine months ended April 30, 2025, there were no material changes to the Company’s unrecognized tax benefits when compared to those items disclosed in the Annual Report.
Note 5: Debt
The Company’s debt obligations consisted of the following:

	As of
(In millions)	April 30, 2025	July 31, 2024
Variable-rate debt:
Receivables Facility	$325	$250
Term Loan	—	500
Fixed-rate debt:
Private placement notes	700	850
Unsecured senior notes, due April 2027 - April 2032	2,350	2,350
2034 Senior Notes, 5.00% due October 2034	750	—
Subtotal	$4,125	$3,950
Less: current maturities of debt	(400)	(150)
Unamortized discounts and debt issuance costs	(21)	(18)
Interest rate swap - fair value adjustment	(3)	(8)
Total long-term debt	$3,701	$3,774
Receivables Securitization Facility
The Company maintains a Receivables Securitization Facility (the “Receivables Facility”) which is primarily governed by the Receivables Purchase Agreement, dated July 31, 2013, as amended from time to time, among the following parties (the “Parties”): the Company, Ferguson Receivables, LLC (“FRL”) and certain other subsidiaries of the Company; the conduit purchasers, committed purchasers, and letter of credit banks from time to time party thereto; and Royal Bank of Canada, as administrative agent (the “Receivables Purchase Agreement”). Capitalized terms used in this summary have the meaning set forth in the Receivables Purchase Agreement, as amended by the Omnibus Amendment and Consent (Ferguson Receivables, LLC), dated April 21, 2025, among the Parties (the “Omnibus Amendment”).
Pursuant to the Omnibus Amendment, the Maximum Net Investment was reduced by $185 million in connection with the termination of the TD Purchase Group’s commitment under the Receivables Facility. As a result, the Receivables Facility now consists of funding for up to $915 million, terminating on October 29, 2027. The Company has the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion from time to time, subject to lender participation. Under the Receivables Facility, creditors of FRL have no recourse to the Company’s general credit and FRL’s assets can be used only to settle FRL’s obligations. As of April 30, 2025, $325 million in borrowings were outstanding under the Receivables Facility. The interest rate under the Receivable Facility was approximately 5.26% as of April 30, 2025.

Term Loan Agreement
The Company and Ferguson UK Holdings Limited (“FUKHL”) previously maintained a Credit Agreement, dated October 7, 2022 (as amended from time to time, the “Term Loan Agreement”), providing for term loans (the “Term Loan”) in an aggregate principal amount of $500 million. In October 2024, the Term Loan was voluntarily repaid in full using a portion of the proceeds from the issuance of the 2034 Senior Notes (as defined below) and the Term Loan Agreement was terminated in accordance with its terms.
Revolving Credit Facility
In April 2025, the Company entered into a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, FUKHL, as guarantor, and certain other lenders (the “Revolving Credit Agreement”), providing for an unsecured revolving credit facility in an aggregate committed amount of $1.5 billion that matures April 2, 2030 (the “Revolving Facility”). The Revolving Credit Agreement provides the Company with the ability to increase from time to time the aggregate capacity of the facility by $500 million under certain conditions, including the receipt of additional or increased lender commitments.
U.S. Dollar-denominated loans bear interest at either Term SOFR Rate plus a rating-based margin or, alternatively, at Base Rate plus margin. Canadian Dollar-denominated loans bear interest at Adjusted Term CORRA Rate plus a margin. In addition, the Company will pay a commitment fee on any unused commitments. The margin as well as the commitment fee is based on the Company’s senior unsecured debt rating.
Upon entering into the Revolving Credit Agreement, the Company terminated its existing committed $1.35 billion Multicurrency Revolving Facility Agreement originally dated March 10, 2020, as amended and restated by that certain Amendment and Restatement Agreement, dated October 7, 2022.
As of April 30, 2025, no borrowings were outstanding under the Revolving Facility.
Private Placement Notes
In the second quarter of fiscal 2025, the Company repaid $150 million related to the 3.44% private placement notes that matured in November 2024.
In September 2025, $400 million of private placement notes will mature.
2034 Senior Notes
On October 3, 2024, the Company issued and sold $750 million aggregate principal amount of unsecured senior notes, maturing in October 2034 (the “2034 Senior Notes”). The 2034 Senior Notes bear interest at a rate of 5.00%, payable semi-annually. The obligations of the Company under the 2034 Senior Notes are fully and unconditionally guaranteed by FUKHL, an indirect subsidiary of the Company.
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
Other
The Company was in compliance with all debt covenants that were in effect as of April 30, 2025.

Note 6: Assets and liabilities at fair value
The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the periods presented. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other debt instruments, such as the Receivables Facility due to its variable interest rate, approximated their fair values as of April 30, 2025 and July 31, 2024.
The Company’s derivatives (interest rate swaps which are considered fair value hedges) and investments in equity instruments are carried at fair value on the condensed consolidated balance sheets (Level 2 and Level 3 fair value inputs, respectively) and are not material. The notional amount of the Company’s outstanding fair value hedges was $150 million and $300 million as of April 30, 2025 and July 31, 2024, respectively. The notional value of fair value hedges decreased in connection with the repayment of $150 million related to the 3.44% private placement notes that matured in November 2024.
Carrying amounts and the related estimated fair value of the Company’s long-term debt were as follows:

	April 30, 2025		July 31, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured senior notes	$3,079	$3,006	$2,333	$2,263
Private placement notes	700	698	849	837
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
Note 8: Accumulated other comprehensive loss
The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2024	($461)	($470)	($931)
Other comprehensive (loss) income before reclassifications	(7)	2	(5)
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Other comprehensive (loss) income	(7)	5	(2)
Balance at October 31, 2024	(468)	(465)	(933)
Other comprehensive loss before reclassifications	(32)	(1)	(33)
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive (loss) income	(32)	1	(31)
Balance at January 31, 2025	(500)	(464)	(964)
Other comprehensive income before reclassifications	40	4	44
Amounts reclassified from accumulated other comprehensive loss	—	4	4
Other comprehensive income	40	8	48
Balance at April 30, 2025	($460)	($456)	($916)

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2023	($429)	($459)	($888)
Other comprehensive (loss) before reclassifications	(35)	(2)	(37)
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Other comprehensive (loss) income	(35)	1	(34)
Balance at October 31, 2023	(464)	(458)	(922)
Other comprehensive income before reclassifications	21	2	23
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive income	21	4	25
Balance at January 31, 2024	(443)	(454)	(897)
Other comprehensive loss before reclassifications	(19)	(1)	(20)
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Other comprehensive (loss) income	(19)	2	(17)
Balance at April 30, 2024	($462)	($452)	($914)
Amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items include the related income tax impacts. Such amounts consisted of the following:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2025	2024	2025	2024
Amortization of actuarial losses	$5	$4	$12	$11
Tax benefit	(1)	(1)	(3)	(3)
Amounts reclassified from accumulated other comprehensive loss	$4	$3	$9	$8
Note 9: Retirement benefit obligations
The Company maintains pension plans in the U.K. and Canada. The components of net periodic pension cost, which are included in Other (expense) income, net in the condensed consolidated statements of earnings, were as follows:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2025	2024	2025	2024
Interest cost	($14)	($15)	($45)	($45)
Expected return on plan assets	16	16	48	46
Amortization of net actuarial losses	(5)	(4)	(12)	(11)
Net periodic cost	($3)	($3)	($9)	($10)
The impact of exchange rate fluctuations is included in the amortization of net actuarial losses line above.

Note 10: Stockholders’ equity
The following table presents a summary of the Company’s share activity:

	Three months ended		Nine months ended
	April 30,		April 30,
	2025	2024	2025	2024
Ordinary shares:
Balance at beginning of period	—	232,171,182	232,171,182	232,171,182
Treasury shares canceled	—	—	(30,827,929)	—
Ordinary shares canceled	—	—	(201,343,253)	—
Balance at end of period	—	232,171,182	—	232,171,182
Common stock:
Balance at beginning of period	201,343,253	—	—	—
Common stock issued	—	—	201,343,253	—
Balance at end of period	201,343,253	—	201,343,253	—
Treasury shares:
Balance at beginning of period	(2,312,552)	(29,168,420)	(30,827,929)	(27,893,680)
Treasury shares canceled	—	—	30,827,929	—
Share repurchases	(1,550,783)	(827,205)	(4,118,174)	(2,319,358)
Treasury shares used to settle share-based compensation awards	8,660	1,851	263,499	219,264
Balance at end of period	(3,854,675)	(29,993,774)	(3,854,675)	(29,993,774)
Employee Benefit Trusts:
Balance at beginning of period	—	—	—	(274,031)
Employee Benefit Trust shares used to settle share-based compensation awards	—	—	—	253,212
Shares sold upon termination of Employee Benefit Trust	—	—	—	20,819
Balance at end of period	—	—	—	—
Total shares outstanding at end of period	197,488,578	202,177,408	197,488,578	202,177,408
Employee Benefit Trusts
Two Employee Benefit Trusts had been previously established in connection with the Company’s discretionary share award plans and long-term incentive plans. During fiscal 2024, each of these trusts were terminated with all shares disbursed or sold.
Share Repurchases
In March 2025, the Company extended the share repurchase program by an additional $1.0 billion. As such, the Company is purchasing shares under an authorization that allows up to $5.0 billion in share repurchases. As of April 30, 2025, the Company had completed $3.9 billion in share repurchases under the authorized program.
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
The following table summarizes the share-based incentive awards activity for the nine months ended April 30, 2025:

	Number of shares	Weighted average grant date fair value
Outstanding as of July 31, 2024	963,130	$135.82
RSU awards granted	123,789	190.30
PSU awards granted	164,349	188.69
PSU-EX granted	51,366	167.95
Share adjustments based on performance	(205,335)	131.00
Vested	(413,453)	134.49
Forfeited	(69,049)	159.34
Outstanding as of April 30, 2025	614,797	$163.48
The following table relates to RSU, PSU and PSU-EX awards activity:

Nine months ended
April 30,
(In millions, except per share amounts)	2025
Fair value of awards vested	$83
Weighted average grant date fair value per share granted	$186.14
The following table relates to all share-based compensation awards:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2025	2024	2025	2024
Share-based compensation expense (within SG&A)	$9	$15	$22	$39
Income tax benefit	2	4	6	10
Total unrecognized share-based compensation expense for all share-based payment plans was $80 million at April 30, 2025, which is expected to be recognized over a weighted average period of 2.1 years.
Stock Options
In October 2024, the Company granted 65,760 stock options with an exercise price equal to the closing share price of the Company's common stock on the last trading day prior to the date of grant. These options vest and become exercisable over three years, in equal, annual installments beginning one year from the date of grant, and expire 10 years from the date of grant. The fair value of the Company's stock options was estimated on the date of grant using the Black-Scholes option-pricing model. Since the grant date, 2,043 options have been forfeited. The share-based compensation expense of these stock options is not material.

Note 12: Acquisitions
The Company acquired five businesses during the nine months ended April 30, 2025. Each of the acquired businesses is generally engaged in the distribution of plumbing, HVAC or infrastructure related products and was acquired to support growth. In each of the Company’s acquisitions, the Company has purchased substantially all of the acquiree's business and therefore all transactions have been accounted for as a business combination pursuant to FASB Accounting Standards Codification (ASC) 805.
The following table summarizes the preliminary purchase price allocation for the assets acquired and liabilities assumed in regard to the Company's acquisitions:

(In millions)
Cash and cash equivalents	$2
Trade and other receivables	35
Inventories	45
Property, plant and equipment	3
Right of use assets	12
Trade names and brands	7
Customer relationships	111
Other intangible assets	6
Trade and other payables	(20)
Lease liabilities	(12)
Total	189
Goodwill	74
Consideration	$263
Satisfied by:
Cash	$244
Deferred & other consideration	19
Total consideration	$263
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
The goodwill on these acquisitions is attributable to the anticipated profitability of the new markets and product ranges to which the Company has gained access and additional profitability, operating efficiencies and other synergies available in connection with existing markets. The additions to goodwill during the nine months ended April 30, 2025 that was attributed to the United States and Canada segments were $66 million and $8 million, respectively. All goodwill acquired in fiscal 2025 is expected to be deductible for tax purposes.
Deferred consideration represents the expected payout due to certain sellers of acquired businesses that is subject to either 1) a contractual settle-up period or 2) a contingency related to contractually defined performance metrics. If the deferred consideration is contingent on achieving performance metrics, the liability is estimated using assumptions regarding the expectations of an acquiree’s ability to achieve such performance metrics over a period of time that typically spans one to three years. When ultimately paid, deferred consideration is reported as a cash outflow from financing activities.
The businesses acquired during the year-to-date period of fiscal 2025 contributed $41 million to net sales. The impact to the Company’s income before income tax, including acquired intangible asset amortization, transaction costs and integration costs was not material for the nine months ended April 30, 2025. Acquisition costs are expensed as incurred and included in selling, general and administrative expenses in the Company’s consolidated statements of earnings.

The net outflow of cash related to business acquisitions is as follows:

Nine months ended
(In millions)	April 30, 2025
Purchase consideration	$244
Cash, cash equivalents and bank overdrafts acquired	(2)
Cash consideration paid, net of cash acquired	242
Deferred and contingent consideration(1)	33
Net cash outflow in respect of the purchase of businesses	$275

(1) Included in other financing activities in the Condensed Consolidated Statements of Cash Flows.
Pro forma disclosures
If each acquisition had been completed on the first day of the prior fiscal year, the Company’s unaudited pro forma net sales would have been:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2025	2024	2025	2024
Pro forma net sales	$7,656	$7,373	$22,413	$21,884
The impact on income before income tax, including additional amortization, transaction costs and integration costs would not be material in the three and nine months ended April 30, 2025 and 2024.
These unaudited pro forma results do not necessarily represent financial results that would have been achieved had the acquisition actually occurred at the beginning of the prior fiscal year.
Note 13: Restructuring expenses
The Company’s restructuring expenses are summarized below:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2025	2024	2025	2024
Corporate restructuring expenses	$2	$12	$5	$20
Business restructuring expenses	68	—	68	—
Restructuring expenses	$70	$12	$73	$20
Corporate restructuring expenses
During fiscal 2024, corporate restructuring expenses primarily related to establishing a new corporate structure to domicile our ultimate parent company in the United States. During fiscal 2025, the Company recorded corporate restructuring expenses that were primarily related to transition activities following the establishment of our parent company’s domicile in the United States. The Company does not expect charges in connection with these actions, including any future charges, to be material.
Business restructuring expenses
During the third quarter of fiscal 2025, the Company implemented targeted actions to streamline operations, enhancing speed and efficiency to better serve customers and drive further profitable growth. As a result of these actions, non-recurring business restructuring expenses of $68 million were incurred in the quarter, primarily in the United States. The charges primarily related to severance costs of $41 million, as well as $15 million of non-cash branch and facility costs, mainly related to lease impairments. The Company does not expect charges in connection with these actions, including any future charges, to be material.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to convey management’s perspective regarding the Company’s operational and financial performance for the three and nine months ended April 30, 2025 and 2024, respectively. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing in “Item 1. Financial Statements” of this Quarterly Report (the “Condensed Consolidated Financial Statements”) and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of the Annual Report.
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
The following table presents highlights of the Company’s performance for the periods below:

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net sales	$7,621	$7,308	$22,265	$21,689
Operating profit	606	625	1,681	1,841
Net income	410	443	1,156	1,284

Earnings per share - diluted	2.07	2.18	5.78	6.30

Net cash provided by operating activities			1,367	1,507

Supplemental non-GAAP financial measures:(1)
Adjusted operating profit	715	674	1,870	1,967
Adjusted earnings per share - diluted	2.50	2.32	6.48	6.72

(1) The Company uses certain non-GAAP measures, which are not defined or specified under U.S. GAAP. See the section titled “Non-GAAP Reconciliations and Supplementary Information.”
For the third quarter of fiscal 2025, net sales increased by 4.3% compared to the third quarter of fiscal 2024, primarily due to higher sales volume and incremental revenue from acquisitions, partially offset by the impact of one less sales day. Pricing was broadly flat in the quarter. While we have seen instances of pull-forward buying activity from customers, such behavior is difficult to quantify and we do not believe it had a material impact on our performance in the third quarter.
For the third quarter of fiscal 2025, operating profit decreased by 3.0% (adjusted operating profit increased 6.1%), compared with the third quarter of fiscal 2024. This decrease was primarily due to the $70 million in non-recurring restructuring expenses, which was partially offset by higher gross profit compared with the third quarter of fiscal 2024. Adjusted operating profit increased due to higher gross profit compared with the third quarter of 2024.
For the third quarter of fiscal 2025, diluted earnings per share was $2.07 (adjusted diluted earnings per share: $2.50), decreasing 5.0% compared with the third quarter of fiscal 2024 due to lower net income, partially offset by the impact of share repurchases. Adjusted diluted earnings per share increased 7.8%, driven by higher adjusted operating profit and the impact of share repurchases.

Net cash provided by operating activities decreased to $1.4 billion in the year-to-date period of fiscal 2025 compared with $1.5 billion in the same period of fiscal 2024, reflecting an increase in working capital to support volume growth period-over-period, along with lower net income after adjusting for non-cash items.
Results of Operations

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2025	2024	2025	2024
Net sales	$7,621	$7,308	$22,265	$21,689
Cost of sales	(5,262)	(5,076)	(15,524)	(15,097)
Gross profit	2,359	2,232	6,741	6,592
Selling, general and administrative expenses	(1,589)	(1,510)	(4,711)	(4,483)
Restructuring expenses	(70)	(12)	(73)	(20)
Depreciation and amortization	(94)	(85)	(276)	(248)
Operating profit	606	625	1,681	1,841
Interest expense, net	(46)	(43)	(140)	(132)
Other (expense) income, net	(3)	(1)	10	(4)
Income before income taxes	557	581	1,551	1,705
Provision for income taxes	(147)	(138)	(395)	(421)
Net income	$410	$443	$1,156	$1,284
Net sales
Net sales were $7.6 billion in the third quarter of fiscal 2025, an increase of $0.3 billion, or 4.3%, compared with the same period in fiscal 2024. The increase in net sales was primarily driven by higher sales volume and incremental sales from acquisitions of 1.0%, partially offset by the 1.5% impact of one less sales day. Pricing was broadly flat in the quarter due to improvements in finished goods pricing offset by deflation in certain commodity categories in the United States. The Company’s increase in net sales was driven by growth in non-residential markets, as well as residential markets, in its United States segment.
Net sales were $22.3 billion in the year-to-date period of fiscal 2025, an increase of $0.6 billion, or 2.7%, compared with the same period in fiscal 2024. The factors impacting the year-to-date comparison were largely the same as those noted above for the quarter, except price deflation was approximately 1%.
For further discussion on the Company’s net sales, see the “Segment results” section below.
Gross profit
Gross profit in the third quarter of fiscal 2025 increased $127 million, or 5.7%, compared with the same period in fiscal 2024, primarily reflecting increased net sales. Gross profit as a percentage of sales was 31.0% and 30.5% in the third quarters of fiscal 2025 and fiscal 2024, respectively. The increase of 0.5% reflected improved pricing driven by specific management actions to better capture the value provided to customers, as well as moderating deflation in the year-over-year comparison.
Gross profit in the year-to-date period of fiscal 2025 increased $149 million, or 2.3%, compared with the same period in fiscal 2024. Gross profit as a percentage of sales was 30.3% and 30.4% in the year-to-date periods of fiscal 2025 and fiscal 2024, respectively. The decrease of 0.1% reflected the impact of price deflation, primarily during the first half of the year, and sales mix, partially offset by management actions to improve pricing during the third quarter of fiscal 2025.

Selling, general and administrative (“SG&A”) expenses
SG&A expenses in the third quarter of fiscal 2025 increased $79 million, or 5.2%, compared with the same period in fiscal 2024. SG&A as a percentage of sales was 20.9% and 20.7% in the third quarters of fiscal 2025 and fiscal 2024, respectively. The increase in SG&A as a percent of sales primarily reflects the impact of cost inflation, mainly on labor, infrastructure and fleet.
SG&A expenses in the year-to-date period of fiscal 2025 increased $228 million, or 5.1%, compared with the same period in fiscal 2024. SG&A as a percentage of sales was 21.2% and 20.7% in the year-to-date period of fiscal 2025 and fiscal 2024, respectively. The factors impacting the year-to-date comparisons were largely the same as those noted above for the quarter.
Restructuring expenses
Corporate restructuring expenses
Corporate restructuring expenses were $2 million and $12 million in the third quarter of fiscal 2025 and 2024, respectively. Such costs were $5 million and $20 million in the year-to-date periods of fiscal 2025 and 2024, respectively. During fiscal 2024, these expenses primarily related to establishing a new corporate structure to domicile our ultimate parent company in the United States. During fiscal 2025, these expenses were primarily related to transition activities following the establishment of our parent company’s domicile in the United States.
Business restructuring expenses
During the third quarter of fiscal 2025, the Company implemented targeted actions to streamline operations, enhancing speed and efficiency to better serve customers and drive further profitable growth. As a result of these actions, the Company recorded non-recurring business restructuring expenses of $68 million. No such amounts were recorded in fiscal 2024.
Income tax
Income tax expense was $147 million for the third quarter of fiscal 2025, an increase of $9 million, or 6.5%, compared to the same period in fiscal 2024. This increase was mainly related to the impact of the discrete tax benefit recorded in fiscal 2024.
In the year-to-date period of fiscal 2025, income tax expense was $395 million, a decrease of $26 million, or 6.2%, compared to the same period in fiscal 2024. This decrease was due to lower income before income taxes in fiscal 2025, partially offset by the impact of the discrete tax benefit recorded in fiscal 2024.
The Company’s effective tax rates were 26.4% and 23.8% for the third quarters of fiscal 2025 and 2024, respectively. The Company’s effective tax rates were 25.5% and 24.7% for the year-to-date periods of fiscal 2025 and 2024, respectively. For each of the year-over-year comparisons, the increases were primarily driven by the release of uncertain tax positions in fiscal 2024 due to the lapsing of statute limitations, as well as the impact of other discrete tax items.
Net interest expense
Net interest expense was $46 million in the third quarter of fiscal 2025 compared with $43 million in the same period in fiscal 2024. In the year-to-date periods, net interest expense was $140 million in fiscal 2025 compared with $132 million in fiscal 2024. The increase in interest expense was due to higher average borrowings over the respective periods compared with the prior year.
Net income
Net income for the third quarter and year-to-date periods of fiscal 2025 was $410 million and $1,156 million, respectively. These represented decreases in net income of $33 million, or 7.4%, and $128 million, or 10.0%, compared with the respective periods in fiscal 2024 due to the various elements described in the sections above.

Segment results
United States

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2025	2024	2025	2024
Net sales	$7,288	$6,974	$21,210	$20,667
Adjusted operating profit	726	685	1,878	1,976
Net sales for the United States segment were $7.3 billion in the third quarter of fiscal 2025, an increase of $314 million, or 4.5%, compared to the same period in fiscal 2024. The increase in net sales was primarily driven by higher sales volume and incremental sales from acquisitions of 1.0%, partially offset by the 1.5% impact of one less sales day. Pricing was broadly flat in the quarter due to improvements in finished goods pricing offset by deflation in certain commodity categories. Net sales in non-residential markets increased approximately 7% due to growth in each of Commercial, Civil/Infrastructure and Industrial sales compared with the same period in fiscal 2024. Net sales in residential markets increased approximately 2% compared with the same period in fiscal 2024 with growth across both new construction and repairs, maintenance and improvement.
Net sales were $21.2 billion in the year-to-date period of fiscal 2025, an increase of $0.5 billion, or 2.6%, compared with the same period in fiscal 2024. The factors impacting the year-to-date comparison were largely the same as those noted above for the quarter, except price deflation was approximately 2%.
Adjusted operating profit for the United States segment was $726 million in the third quarter of fiscal 2025, an increase of $41 million, or 6.0%, compared to the same period in fiscal 2024, primarily reflecting higher gross profit.
Adjusted operating profit for the United States segment was $1.9 billion in the year-to-date period of fiscal 2025, a decrease of $0.1 billion, or 5.0%, compared to the same period in fiscal 2024, primarily reflecting the impact of higher operating costs driven by sales volume growth and cost inflation.
Canada

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2025	2024	2025	2024
Net sales	$333	$334	$1,055	$1,022
Adjusted operating profit	8	6	42	38
Net sales for the Canada segment were $333 million in the third quarter of fiscal 2025, a decrease of $1 million, or 0.3%, compared to the same period in fiscal 2024. This decrease in net sales was primarily driven by impact of foreign currency exchange rates of 4.4%, along with the 1.7% impact of one less sales day. These decreases were partially offset by incremental sales from acquisitions of 2.8%, price inflation of approximately 2% and higher sales volume.
Net sales were $1,055 million in the year-to-date period of fiscal 2025, an increase of $33 million, or 3.2%, compared with the same period in fiscal 2024. The increase was primarily driven by incremental sales from acquisitions of 4.7%, price inflation of approximately 2% and higher sales volume. These increases were partially offset by the impact of foreign currency exchange rates of 3.2%, along with the 0.7% impact of one less sales day.
Adjusted operating profit for the Canada segment in the third quarter and year-to-date periods of fiscal 2025 increased by $2 million and $4 million compared with the respective periods in fiscal 2024 due to profitable acquisitions.

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

	Three months ended		Nine months ended
	April 30,		April 30,
(In millions)	2025	2024	2025	2024
Net income	$410	$443	$1,156	$1,284
Provision for income taxes	147	138	395	421
Interest expense, net	46	43	140	132
Other (income) expense, net	3	1	(10)	4
Operating profit	606	625	1,681	1,841
Corporate restructuring expenses(1)	2	12	5	20
Business restructuring expenses(2)	68	—	68	—
Amortization of acquired intangibles	39	37	116	106
Adjusted operating profit	$715	$674	$1,870	$1,967
(1)For the three and nine months ended April 30, 2025, corporate restructuring expenses primarily related to incremental costs in connection with transition activities following the establishment of our parent company’s domicile in the United States. For the three and nine months ended April 30, 2024, corporate restructuring expenses related to incremental costs in connection with establishing a new corporate structure to domicile our ultimate parent company in the United States.
(2)For the three and nine months ended April 30, 2025, business restructuring expenses related to the Company’s implementation of targeted actions to streamline operations, enhancing speed and efficiency to better serve customers and drive further profitable growth.

Reconciliation of net income to adjusted net income and adjusted EPS - diluted
The following table reconciles net income (U.S. GAAP) to adjusted net income and adjusted EPS - diluted (non-GAAP):

	Three months ended
	April 30,
(In millions, except per share amounts)	2025		2024
		per share(1)		per share(1)
Net income	$410	$2.07	$443	$2.18
Corporate restructuring expenses(2)	2	0.01	12	0.06
Business restructuring expenses(3)	68	0.34	—	—
Amortization of acquired intangibles	39	0.20	37	0.18
Discrete tax adjustments(4)	5	0.02	(11)	(0.06)
Tax impact on non-GAAP adjustments(5)	(28)	(0.14)	(9)	(0.04)
Adjusted net income	$496	$2.50	$472	$2.32

Diluted weighted average shares outstanding	198.5		203.2

	Nine months ended
	April 30,
(In millions, except per share amounts)	2025		2024
		per share(1)		per share(1)
Net income	$1,156	$5.78	$1,284	$6.30
Corporate restructuring expenses(2)	5	0.04	20	0.10
Business restructuring expenses(3)	68	0.34	—	—
Amortization of acquired intangibles	116	0.58	106	0.52
Discrete tax adjustments(4)	(3)	(0.02)	(13)	(0.07)
Tax impact on non-GAAP adjustments(5)	(48)	(0.24)	(27)	(0.13)
Adjusted net income	$1,294	$6.48	$1,370	$6.72

Diluted weighted average shares outstanding	199.8		203.9
(1)Per share on a dilutive basis.
(2)For the three and nine months ended April 30, 2025, corporate restructuring expenses primarily related to incremental costs in connection with transition activities following the establishment of our parent company’s domicile in the United States. For the three and nine months ended April 30, 2024, corporate restructuring expenses related to incremental costs in connection with establishing a new corporate structure to domicile our ultimate parent company in the United States.
(3)For the three and nine months ended April 30, 2025, business restructuring expenses related to the Company’s implementation of targeted actions to streamline operations, enhancing speed and efficiency to better serve customers and drive further profitable growth.
(4)For the three and nine months ended April 30, 2025, discrete tax adjustments mainly related to the tax treatment of certain compensation items that are not material. For the three and nine months ended April 30, 2024, discrete tax adjustments related to the release of uncertain tax positions due to the lapsing of statute of limitations, as well as the tax treatment of certain compensation items that were not individually significant.
(5)For the three and nine months ended April 30, 2025, the tax impact on non-GAAP adjustments related to the restructuring expenses and the amortization of acquired intangibles. For the three and nine months ended April 30, 2024, the tax impact on non-GAAP adjustments related to the amortization of acquired intangibles.

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
Cash flows
As of April 30, 2025 and July 31, 2024, the Company had cash and cash equivalents of $519 million and $571 million, respectively. In addition to cash, the Company had $2.1 billion of available liquidity from undrawn debt facilities as of April 30, 2025.
As of April 30, 2025, the Company’s total debt was $4.1 billion. The Company anticipates that it will be able to meet its debt obligations as they become due.
Cash flows from operating activities

	Nine months ended
	April 30,
(In millions)	2025	2024
Net cash provided by operating activities	$1,367	$1,507
Net cash provided by operating activities was $1,367 million and $1,507 million for the year-to-date periods of fiscal 2025 and 2024, respectively. The $140 million decrease was mainly due to lower net income (adjusted for non-cash items), as well as changes in working capital compared with the prior year. The increase in working capital was primarily driven by receivables in light of sales growth and an increase in inventory in connection with sales volume growth and consideration of customer demand, partially offset by the timing of vendor payments compared with the prior year.
Cash flows from investing activities

	Nine months ended
	April 30,
(In millions)	2025	2024
Net cash used in investing activities	($464)	($418)
Net cash used in investing activities was $464 million and $418 million for the year-to-date periods of fiscal 2025 and 2024, respectively.
Capital expenditures totaled $235 million and $263 million for the year-to-date periods of fiscal 2025 and 2024, respectively. These investments were primarily for strategic projects to support future growth, such as new market distribution centers, our branch network and new technology. In addition, the Company invested $242 million and $185 million in new acquisitions in the year-to-date period of fiscal 2025 and fiscal 2024, respectively.

Cash flows from financing activities

	Nine months ended
	April 30,
(In millions)	2025	2024
Net cash used in financing activities	($975)	($995)
Net cash used in financing activities was $975 million and $995 million for the year-to-date periods of fiscal 2025 and 2024, respectively.
Dividends paid to shareholders were $324 million and $465 million for the year-to-date periods of fiscal 2025 and 2024, respectively. The Company generally pays dividends in the fiscal quarter following the fiscal quarter in which the dividend was declared. However, the dividends declared in the fourth quarter of fiscal 2024 were also paid in the fourth quarter of fiscal 2024 due to the Merger. As such, no dividends were paid in the first quarter of fiscal 2025.
Share repurchases under the Company’s announced share repurchase program were $759 million and $421 million for the year-to-date periods of fiscal 2025 and fiscal 2024, respectively.
Net proceeds from debt transactions were $171 million compared with net payments of $105 million for the year-to-date periods of fiscal 2025 and 2024, respectively. In the year-to-date period of fiscal 2025, the Company received net proceeds of $746 million and $75 million from the issuance of the 2034 Senior Notes and net borrowings under the Receivables Facility (each, as defined below), respectively. These proceeds were partially offset by debt repayments of $500 million and $150 million in connection with the Company’s Term Loans and the maturity of certain Private Placement Notes (each, as defined below), respectively. In the year-to-date period of fiscal 2024, the Company repaid $55 million in connection with the maturity of certain Private Placement Notes and $50 million under the Receivables Facility.
Debt facilities
The following section summarizes certain material provisions of our long-term debt facilities and current obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness.

	As of
(In millions)	April 30, 2025	July 31, 2024
Short-term debt	$400	$150
Long-term debt	3,701	3,774
Total debt	$4,101	$3,924
Private Placement Notes
In June 2015 and November 2017, Wolseley Capital, Inc., a wholly-owned subsidiary of the Company, privately placed fixed rate notes (the “Private Placement Notes”). As of April 30, 2025, $700 million in Private Placement Notes remain outstanding.
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
Revolving Credit Facility
In April 2025, the Company entered into a revolving credit agreement (the “Revolving Credit Agreement”), replacing its existing $1.35 billion Multicurrency Revolving Facility. The Revolving Credit Agreement provides for an unsecured revolving credit facility in an aggregate committed amount of $1.5 billion (the “Revolving Facility”). The Revolving Credit Agreement provides the Company with the ability to increase from time to time the aggregate capacity of the facility by $500 million under certain conditions, including the receipt of additional or increased lender commitments. See Note 5, Debt to the Condensed Consolidated Financial Statements for further detail on the Revolving Facility. As of April 30, 2025, no borrowings were outstanding under the Revolving Facility.
Receivables Securitization Facility
The Company maintains a Receivables Securitization Facility with an aggregate total available amount of $915 million (the “Receivables Facility”). The Company has the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion from time to time, subject to lender participation. See Note 5, Debt to the Condensed Consolidated Financial Statements for further details on the Receivables Facility.
As of April 30, 2025, $325 million in borrowings were outstanding under the Receivables Facility.
Other
The Company was in compliance with all debt covenants that were in effect as of April 30, 2025.
See Note 5, Debt to the Condensed Consolidated Financial Statements and the notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of the Annual Report for further details regarding the Company’s debt.
There have been no significant changes to the Company’s policies on accounting for, valuing or managing the risk of financial instruments during the third quarter of fiscal 2025.
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

	As of
(In millions)	April 30, 2025	July 31, 2024
Current assets	$31	$69
Non-current assets	102	59
Current liabilities	196	23
Non-current liabilities	757	500
Due from non-guarantor subsidiaries	9,741	5,474

Nine months ended
April 30,
(In millions)	2025
Net sales	$—
Gross profit	—
Operating loss	(10)
Net loss	(97)

Other interest income, net from non-guarantor subsidiaries	484
Other income, net from non-guarantor subsidiaries(1)	$4,383
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 30, 2025. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can only provide reasonable assurance that the objectives of the disclosure controls and procedures are met.
Based on their evaluation as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table presents the number and average price of shares purchased in each month of the third quarter of fiscal 2025:

(In millions, except share count and per share amount)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(1)	(d) Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
February 1 - February 28, 2025	313,600	$180.47	313,600	$1,339
March 1 -March 31, 2025	589,363	$165.44	589,363	$1,241
April 1 - April 30, 2025	647,820	$162.34	647,820	$1,136
	1,550,783		1,550,783

(1)In September 2021, the Company announced a program to repurchase up to $1.0 billion of shares. Since the initial authorization, the Company has announced from time-to-time various increases, bringing the total authorized share repurchase program to $5.0 billion. As of April 30, 2025, the Company had completed $3.9 billion in share repurchases.

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

10.1
Revolving Credit Agreement, dated April 2, 2025, by and among Ferguson Enterprises Inc., as borrower, Ferguson UK Holdings Limited, as guarantor, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, the swingline lender and an issuing bank and the other issuing banks party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on April 3, 2025).

10.2*
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated April 21, 2025, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC, as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson Enterprises Inc. as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement.

10.3*	Form of Amendment to Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan Stock Option Grant Notice and Stock Option Award Agreement.
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
June 3, 2025

Ferguson Enterprises Inc.
/s/ William Brundage
Name:	William Brundage
Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)