Form 10-K
period 2025-07-31
Ferguson Enterprises Inc. /DE/
filed 2025-09-26
CIK 2011641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financing reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒ No
The aggregate market value of the voting shares held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of January 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $36,048,440,565. As of September 19, 2025, the number of outstanding shares of common stock was 196,151,443.
Documents Incorporated by Reference:
The information required by Part III of this Annual Report on Form 10-K (the “Annual Report”), to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report relates (the “2025 Proxy Statement”).

CERTAIN TERMS
Unless otherwise specified or the context otherwise requires, the terms “Company,” “Ferguson,” “we,” “us,” and “our” and other similar terms used in this Annual Report (i) for periods prior to August 1, 2024, refer to Ferguson plc and its consolidated subsidiaries and (ii) for periods on and following August 1, 2024, refer to Ferguson Enterprises Inc. and its consolidated subsidiaries. Except as otherwise specified or the context otherwise requires, references to years indicate our fiscal year ended July 31st of the respective year. For example, references to “fiscal 2025” or similar references refer to the fiscal year ended July 31, 2025. As previously announced, Ferguson is changing its fiscal year end from July 31st to December 31st, with its new fiscal year commencing on January 1, 2026. The term “transition period” refers to the five-month period from August 1, 2025 to December 31, 2025 as the Company transitions from a July 31st fiscal year end to a December 31st fiscal year end.
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
Forward-looking statements can be identified by the use of forward-looking terminology, including terms such as “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “intends,” “continues,” “plans,” “projects,” “goal,” “target,” “aim,” “may,” “will,” “would,” “could” or “should” or, in each case, their negative or other variations or comparable terminology and other similar references to future periods. Forward-looking statements speak only as of the date on which they are made. They are not assurances of future performance and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Therefore, you should not place undue reliance on any of these forward-looking statements. Although we believe that the forward-looking statements contained in this Annual Report are based on reasonable assumptions, you should be aware that many factors could cause actual results to differ materially from those contained in such forward-looking statements, including but not limited to:
•weakness in the economy, market trends, uncertainty and other conditions in the markets in which we operate and the macroeconomic impact of factors beyond our control (including, among others, inflation/deflation, recession, labor and wage pressures, trade restrictions such as tariffs, sanctions and retaliatory countermeasures, interest rates, and geopolitical conditions);
•failure to rapidly identify or effectively respond to direct and/or end customers’ wants, expectations or trends, including costs and potential problems associated with new or upgraded information technology systems or our ability to timely deploy new omni-channel capabilities;

•decreased demand for our products as a result of operating in highly competitive industries and the impact of declines in the residential and non-residential markets and our ability to effectively manage inventory as a result;
•changes in competition, including as a result of market consolidation, new entrants, vertical integration or competitors responding more quickly to emerging technologies (such as generative artificial intelligence (“AI”));
•failure of a key information technology system or process as well as payment-related risks, including exposure to fraud or theft;
•privacy and protection of sensitive data failures, including failures due to data corruption, cybersecurity incidents, network security breaches or the use of AI;
•ineffectiveness of or disruption in our domestic or international supply chain or our fulfillment network, including delays in inventory availability at our distribution facilities and branches, increased delivery costs or lack of availability due to loss of key suppliers;
•failure to effectively manage and protect our facilities and inventory or to prevent personal injury to customers, suppliers or associates, including as a result of workplace violence;
•unsuccessful execution of our operational strategies;
•failure to attract, retain and motivate key associates;
•exposure of associates, contractors, customers, suppliers and other individuals to health and safety risks and fleet incidents;
•risks associated with acquisitions, partnerships, joint ventures and other business combinations, dispositions or strategic transactions;
•risks associated with sales of private label products, including regulatory, product liability and reputational risks and the adverse impact such sales may have on supplier relationships and rebates;
•the failure to achieve and maintain a high level of product and service quality or comply with responsible sourcing standards;
•inability to renew leases on favorable terms or at all, as well as any remaining obligations under a lease when we close a facility;
•changes in, interpretations of, or compliance with tax laws and accounting standards;
•our access to capital, indebtedness and changes in our credit ratings and outlook;
•fluctuations in product prices/costs (e.g., including as a result of the use of commodity-priced materials, inflation/deflation, trade restrictions and/or failure to qualify for or maintain supplier rebates) and foreign currency;
•funding risks related to our defined benefit pension plans;
•legal proceedings in the ordinary course of our business as well as any failure to comply with domestic and foreign laws, regulations and standards, as those laws, regulations and standards or interpretations and enforcement thereof may change;
•the occurrence of unforeseen developments such as litigation, investigations, governmental proceedings or enforcement actions;
•our failure to comply with the obligations associated with being a public company listed on the New York Stock Exchange (“NYSE”) and London Stock Exchange (“LSE”) and the costs associated therewith;
•the costs and risk exposure relating to sustainability matters and disclosures, including regulatory or legal requirements and disparate stakeholder expectations; and
•other risks and uncertainties as set forth under the heading “Risk Factors” in Item 1A of this Annual Report.

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

Part I
Item 1.Business
Overview
Ferguson is the largest value-added distributor serving the water and air specialized professional in our $340 billion residential and non-residential North American construction market. We help make our customers’ complex projects simple, successful and sustainable by providing expertise and a wide range of products and services from plumbing, heating, ventilation and air conditioning (“HVAC”), appliances, and lighting to pipes, valves and fittings (“PVF”), water and wastewater solutions and more. We sell through a common network of distribution centers, branches, counter service and expert sales associates, showroom consultants and e-commerce channels.
The Company has a long history and maintained businesses throughout Europe, Canada and the United States in the 1900s. In the early 2000s, the Company’s focus shifted to attractive North American markets. As a result, the operating businesses across Europe were disposed of through various transactions. As part of this transition and following a corporate restructuring, Ferguson Enterprises Inc. became the ultimate parent company for the business in August 2024.
Ferguson is listed on the New York Stock Exchange (NYSE: FERG) and the London Stock Exchange (LSE: FERG).
The Company’s corporate headquarters and management office are located at 751 Lakefront Commons, Newport News, Virginia 23606 and its telephone number is +1 757-874-7795.
Business segments
The Company’s reportable segments are established based on how the Company manages its business and allocates resources, which is on a geographical basis. The Company’s reportable segments are the United States and Canada. For further segment information, see Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Segment and net sales information of the Notes to the Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Annual Report (the “Consolidated Financial Statements”). Below is a description of the Company’s reportable segments.
United States segment
The United States segment contributed 95% of net sales in each of fiscal years 2025, 2024 and 2023.
The United States segment operates primarily under the Ferguson brand, providing expertise and a wide range of products and services from plumbing, HVAC, appliances, and lighting to PVF, water and wastewater solutions, and more to residential and non-residential customers. Our products are delivered through a common network of distribution centers, branches, counter service and expert sales associates, showroom consultants and e-commerce channels. As of July 31, 2025, the United States business operated 1,519 branches, 10 regional distribution centers, as well as five market distribution centers (“MDCs”) for branch replenishment and final mile distribution to customers. Our network serves our customers in all 50 states with approximately 32,000 associates, providing same-day and next-day product availability, which we believe to be a competitive advantage and an important requirement for customers.
Canada segment
The Canada segment contributed 5% of net sales in each of fiscal years 2025, 2024 and 2023.
The Canada segment operates primarily under the Wolseley brand and supplies plumbing, HVAC and refrigeration products to residential and commercial contractors. The Canada segment also supplies specialized water and wastewater treatment products to residential, commercial and infrastructure contractors, and supplies PVF solutions to industrial customers. As of July 31, 2025, the Canada business operated 227 branches, one regional distribution center and one MDC with approximately 3,000 associates.

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
Our business bridges the gap between a large and fragmented supplier base with an even larger and more fragmented customer base. As of July 31, 2025, we had approximately 37,000 suppliers, with no supplier accounting for more than 5% of total inventory purchases, which provides us access to a diverse and broad range of quality products. As of July 31, 2025, we serve our customers through a network of 11 regional distribution centers, six MDCs, approximately 5,900 fleet vehicles, 1,746 branches and approximately 35,000 associates.
Customers
We help make our customers’ complex projects simple, successful and sustainable. We offer expertise and a broad range of products delivered where and when our customers need them. Customers rely on us to help them deliver critical infrastructure spanning almost every stage of a project’s life cycle within the residential and non-residential markets. We partner with our customers to keep millions of homes and businesses operating while helping them to run their business more efficiently. No single customer accounted for more than 1% of our net sales in fiscal 2025.
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
We source, distribute and sell products from domestic and international suppliers. Our products include branded products and own brand products that the Company sells exclusively in the market. Approximately 95% of the products sold in the United States are sourced from U.S.-based suppliers, while approximately 90% of the products sold in Canada are sourced from Canada-based suppliers.
Our branded and private label (“Own Brand”) products are generally available from several sources and are not typically subject to supply constraints in normal market conditions. In the United States, net sales include basic products that contain significant amounts of commodity-priced materials, predominantly plastic, copper and steel, and other components which can be subject to volatile price changes based upon fluctuations in the commodities market. These commodity based products can represent up to approximately 15% of annual net sales. To a lesser extent, fluctuations in the price of fuel could affect transportation costs. In general, increases in such prices increase our operating costs and negatively impact our operating profit to the extent that such increases cannot be passed on to customers. Conversely, if competitive pressures allow us to hold prices despite relevant raw material prices falling, profitability can increase.
Fulfillment options for our customers include delivery, customer pick-up from our branches, counters and locker locations, and direct shipments.
We also offer after-sales support that comprises warranty, credit, project-based billing, returns and maintenance, repair and operations (“MRO”) support.
Global supply chain
We have a global supply chain which provides access to approximately 37,000 suppliers and we sell more than 1 million unique products each year. We operate an extensive network across North America, including three import centers, 11 regional distribution centers and 1,746 branch locations as of July 31, 2025. Our network also includes six MDCs which provide greater access to key strategic markets and allows us to bring our products closer to our customers. These MDCs include automated picking and replenishment systems for the majority of items. This automation improves efficiency and reduces manual handling of certain products which supports associate health and safety.

Competitive conditions
We believe we are well-equipped to win new market share and generate attractive returns. We have leading positions in the residential and non-residential markets based on net sales as a percentage of overall market size. For fiscal 2025, residential and non-residential markets each account for approximately half of our net sales, with net sales within these combined markets balanced between RMI (approximately two-thirds of our net sales) and new construction (approximately one-third of our net sales), based on management’s estimates. We have chosen to operate in each of these markets because we believe we can generate strong growth, solid gross and operating margins and good returns on capital.
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
Many customer projects require a range of products and solutions and we leverage our scale and expertise across the organization for the benefit of our customers. Specifically, we believe our network of suppliers, associates and the number of branches and distribution centers provide us with the scale and expertise to serve our customers better than our competitors do, as many of these competitors operate only locally. In addition, we also benefit from significant synergies to help lower operating costs and improve margins. We believe these factors will enable continued growth in net sales as well as growth in cash flow and, therefore, may better enable us to provide investment returns to shareholders.
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
As of July 31, 2025, Ferguson employed approximately 35,000 associates worldwide, including those employed on a full-time, part-time, seasonal or temporary basis, which includes approximately 32,000 associates in the United States, 3,000 associates in Canada and small number of associates who reside outside of the United States and Canada.

Key areas of our human capital management program include the following:
Attracting top talent
We seek the best associates in our industry. Our hiring process is intended to reach a diverse talent pool to assist us in fostering a culture of strong relationships where differences in thought, experience and perspective contribute to our ability to help make our customers’ projects simple, successful and sustainable.
Promoting growth
Ferguson is committed to creating meaningful, long-term career opportunities for associates to grow and succeed. The career paths of our senior leadership team demonstrate our commitment to identifying and developing the next generation of talent. Through internal mobility, many of our leaders shifted from frontline roles to managerial roles. Our learning and development initiatives are designed to foster both immediate skill-building and sustained professional advancement, helping associates thrive throughout their careers. We offer a variety of leadership and development programs that develop skills and capabilities for our associates and leaders. These programs are tailored to associates’ roles, leadership level and potential. The Company also offers associates professional development courses, many of which are on-demand and targeted at improving technical skills, sales, communication, wellbeing, critical thinking and relationship management skills.
Fostering engagement and retention
We strive to create an environment where our associates can bring their true, authentic selves to work every day.
Our Business Resource Groups (“BRGs”) play a role in our effort to enhance the overall wellbeing of our associates, support professional development and create a positive workplace environment. Membership for each BRG is open to all our associates and participation is voluntary.
Our associates’ voices matter. To support engagement and retention of our associates, we conduct an annual survey where associates can provide us with their feedback. From the resulting data, we develop an action plan designed to make improvements in the areas our associates indicated that they value most. In addition, we are committed to supporting our associates as well as customers and people within our communities. Through a variety of outreach efforts, we provide our associates with the opportunity to engage directly in community service.
We offer these development and engagement programs to aid in the growth, engagement and retention of our associates. We believe that these programs support our objective to retain the best talent.
Culture and values
We strive to maintain a culture of integrity and are committed to acting ethically in all our business activities. This commitment is outlined in our Code of Business Conduct and Ethics (“Code of Conduct”), which sets forth the standards that we expect of our associates and those who may work on our behalf. The Code of Conduct is a resource dedicated to helping our associates live by our values and understand Ferguson’s commitment to compliance with all applicable laws and regulations and Company policies. We require new associates to complete our Code of Conduct training upon hire and all current associates to complete our Code of Conduct training on an annual basis.
Equal employment opportunity policy
Ferguson recruits, hires, transfers, promotes, compensates, trains, terminates and is committed to making employment decisions about applicants and associates without regard to their race, color, religion, creed, national origin, ancestry, citizenship status, physical disability, mental disability, medical condition, genetic information, marital status, pregnancy, sex, gender, gender identity, gender expression, age, sexual orientation, military and/or veteran status or any other basis protected by law.

Compensation and rewards
We are committed to offering competitive, comprehensive compensation and benefits that support the wellbeing of our associates. We regularly assess our total rewards programs, including compensation and recognition programs, in an effort to provide equitable and competitive programs that align with our overall compensation philosophy. We are committed to rewarding our associates based on achievement of organizational goals and individual performance. We offer a variety of health, welfare, and financial benefits to our full-time and part-time associates, including health care and insurance benefits, mental health and wellbeing resources, retirement plans, and an employee share purchase plan, among others.
We believe acknowledging exceptional performance contributes to company success. We have prioritized and invested in associate recognition. Our Bravo! program is designed to foster a culture of mutual recognition by enabling associates to recognize, appreciate and celebrate each other, no matter their role. Additionally, we have several established formal programs to recognize top performing sales associates and managers for their outstanding contributions. We also award associates who consistently demonstrate four core behaviors of being: passionate, resilient, customer driven and solution-oriented.
Health and safety
We strive to drive continuous improvement in our health and safety performance by maintaining high standards for our health and safety compliance programs as well as training our associates on and enforcing expected safe behaviors and global safety rules. We promote a culture of “first in safety,” which is supported by a commitment from our executive leadership and through engagement with our associates. We endeavor to ensure that at each location, our associates and our contractors are well-informed about health and safety measures and are provided with the appropriate equipment and tools to protect themselves and those around them. Our safety efforts are further supported by the allocation of additional resources for safety improvements and the employment of dedicated safety professionals. Through continuous investment in health and safety, we aim to mitigate the risk of and minimize exposure to on-the-job injuries.
Sustainability Report
Additional information regarding our activities related to sustainability and human capital management matters, including our people and communities, can be found in our most recent Sustainability Report, which is available on our website. The contents of the Sustainability Report are not incorporated by reference into this Annual Report or in any other report or document we file with or furnish to the SEC.
Available information
The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). In accordance with these requirements, the Company files reports and other information with the SEC. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The Company’s website is corporate.ferguson.com. The Company’s reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the SEC.
Any references to the Company’s website contained herein do not constitute incorporation by reference of information contained on such website and such information should not be considered part of this Annual Report.

Item 1A.Risk Factors
Risk factors summary
For a summary of risk factors, see our “Forward-Looking Statements and Risk Factor Summary” on page 1.
Risk factors
In addition to the other information contained in this Annual Report, you should carefully consider the following risk factors before investing in our common stock. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are not aware or that we currently believe are immaterial may also adversely affect the Company. If any of the possible events described below were to occur, the business, financial condition and results of operations of the Company could be materially and adversely affected. If that happens, the market price of our common stock could decline, and holders of shares of our common stock could lose all or part of their investment.
This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described below and elsewhere in this Annual Report.
Market conditions, competition, financial
Weakness in the economy, market trends, uncertainty and other conditions in the markets in which we operate, particularly in the U.S., have in the past and may in the future adversely affect the profitability and financial stability of some of our customers and vendors, and, in turn, negatively impact our business, financial condition and results of operations.
Our financial performance depends significantly on industry trends and general economic conditions, including the state of the residential and non-residential markets, as well as changes in gross domestic product in the geographic markets in which we operate, particularly in the U.S. where we generated 95% of our net sales in fiscal 2025. Accordingly, a number of factors beyond our control, including but not limited to inflation, deflation, stagflation or recession, trade restrictions such as tariffs, sanctions and retaliatory countermeasures, the political climate, government spending, unemployment, interest rate and mortgage rate fluctuations, mortgage delinquency and foreclosure rates, foreign currency fluctuations, labor shortages, including as a result of changes in immigration policy, labor and healthcare costs, the availability of financing, disruption in the financial and credit markets, including as a result of instability in the banking sector and the failure of financial institutions, changes in tax laws, product availability constraints as a result of the ineffectiveness of or disruption to our domestic or international supply chain or fulfillment networks, cybersecurity incidents or network security breaches, adverse weather events or natural disasters, acts of terrorism, acts of war, consumer activism, pandemics or epidemics, civil unrest and geopolitical conditions, could have a material adverse effect on our business, financial condition and results of operations.
Any of these events could impair the ability of our customers to make full and timely payments for, or reduce the volume of, products our customers purchase from us and could cause increased pressure on our selling prices. In particular, our customers may be affected by the shortage of skilled trade professionals in the U.S. If the shortage continues, it could lead to customers delaying or failing to place orders due to a lack of sufficient skilled trade professionals needed to take on additional projects.
Furthermore, any of these conditions could affect key suppliers, which could impair their ability to deliver products and result in delays for our customers or added costs. Accordingly, any prolonged uncertainty about current or future micro- or macro-economic conditions and potential volatility in our relevant end markets has in the past and may in the future negatively impact our business, financial condition and results of operations.
In addition, we have closed and may in the future choose to close underperforming branches and/or showrooms from time to time as warranted by general economic conditions and/or weakness in the end markets in which we operate. Such closures could have a material adverse effect on our business, financial condition and results of operations.

We have in the past and may in the future be adversely impacted by declines in the residential and non-residential markets.
In fiscal 2025, residential markets and non-residential markets each accounted for approximately half of our net sales, with net sales within these combined markets balanced between RMI (approximately two-thirds of our net sales) and new construction (approximately one-third of our net sales). Our end markets are dependent, in part, upon certain macroeconomic trends. For example, in the past we have seen a slowdown in our end markets caused by softer demand, inflation, higher interest or mortgage rates, and other issues in the market. It is uncertain if the Federal Reserve will raise or lower interest rates and, if so, to what level and for how long. Further, it is possible that mortgage rates could remain elevated despite any action taken by the Federal Reserve. Rate increases or the lack of anticipated rate decreases could result in weak or no growth in our end markets. Any slowdown or stagnation may cause unanticipated shifts in our end market preferences and purchasing practices and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer and, in turn, our customers and could have a material adverse effect on our business, financial condition and results of operations. For example, rapid changes in demand may heighten the risks described in the risk factor titled “We may not rapidly identify or effectively respond to direct and/or end customers’ wants, expectations or trends, which could adversely affect our relationship with customers, our reputation, the demand for our products and our market share.”
The industries in which we operate are highly competitive, and changes in competition could result in decreased demand for our products and related service offerings and could have a material adverse effect on our sales and profitability.
The markets in which we operate are fragmented and highly competitive. We face competition in all markets we serve, including, but not limited to, from other companies of varying size that offer the same or similar products and services, wholesale distributors, supply houses, retail enterprises, online businesses, and manufacturers (including some of our own suppliers) that sell directly to certain segments of the market.
Further, the competitive landscape is dynamic and subject to change. For example, the arrival of new, or the expansion of existing, competitors with new technologies or lower-cost non-value added business models may aggregate demand away from incumbents. In addition, certain competitors may devote more resources to systems development and automation or respond more quickly to emerging technologies (such as generative AI) and changes in customer preferences than we do. Furthermore, the industries in which we operate may be disrupted by non-traditional competitors through acquisitions of traditional competitors to expand their capabilities and/or targeted customer base. These non-traditional competitors, in some cases, have larger customer bases, greater brand recognition and greater resources than we do. Furthermore, this competitor consolidation could cause the industries in which we operate to become more competitive as greater economies of scale are achieved.
Additionally, we have experienced and may continue to experience competitive pressure from certain of our suppliers vertically integrating and selling their products directly to customers. Our suppliers can often sell their products at lower prices and maintain higher gross margins on their product sales than we can.
Moreover, competition could further intensify in the future as new entrants have increasing interest in our industry. Increased competition may result in reduced net sales, lower operating margins, reduced profitability, loss of market share and diminished brand recognition.
In response to these competitive pressures, among other initiatives, we are leveraging technology to enhance customer service, streamline product delivery and develop tools to save customers time and money. However, such initiatives may take longer than expected, we may not realize the anticipated benefits from such initiatives, and the initiatives may not be successful. In addition, failure to effectively execute our strategies, including the development and acquisition of such new business models or technologies, or to successfully identify future market and competitive pressures, could have a material adverse effect on our business, financial condition and results of operations.

Fluctuating product prices have in the past and may in the future adversely affect our business, financial condition and results of operations.
Some of our products are, or contain significant amounts of, commodity-priced materials, predominantly plastic, copper and steel, and other components that are subject to price changes based upon fluctuations in the commodities market, which can arise from changes in domestic and international supply and demand, general inflationary and deflationary pressures, labor costs, competition, trade restrictions, such as tariffs, sanctions and retaliatory countermeasures and geopolitical conflict, among other factors. To a lesser extent, fluctuations in the price of fuel could affect transportation costs. In addition, shipping capacity constraints and related fluctuations in shipping rates and space availability further impact product cost. Our ability to adjust prices in a timely manner to account for price fluctuations will often depend on market conditions, our fixed costs, inflation and deflation, and other factors. In the event that circumstances require us to adjust our product prices and operational strategies to reflect fluctuating prices (inflation/deflation), there can be no assurance that such adjustments will be effective. For example, our inability to pass on all or a portion of product price inflation to our customers in a timely manner could reduce our profit margins. Similarly, downward pressure on product prices due to deflation have in the past and may in the future cause profit margins to decline, particularly in the case of sustained price deflation coupled with increasing costs of operations. Our efforts to monitor for signs of moderation or deflation, which would present risks that we may not be able to totally mitigate, may be ineffective. Any failure to appropriately address some or all of these risks could have a material adverse effect on our business, financial condition and results of operations.
We have funding risks related to our defined benefit pension plans.
We operate a variety of pension plans, including defined benefit plans in Canada and the U.K. The amount we are required to contribute to these plans is determined by the laws and regulations governing each plan and is generally related to the funded status of the plans. A deterioration in the value of the plans’ investments or a decrease in the discount rate used to calculate plan liabilities generally would negatively impact the funding status of the plans, which may result in an increase in our obligation to make contributions to the plans.
The U.K. defined benefit pension plan (the “U.K. Plan”), our largest defined benefit plan, is closed to future service costs. The trustee of the U.K. Plan has purchased a bulk annuity insurance policy that provides an income stream equivalent to the obligations to pensioners covered by the arrangement. As a result, the Company is no longer expected to make ongoing deficit reduction contributions to the U.K. Plan, but will make ongoing contributions to cover the plan’s expenses and other payments that may be required.
In spite of the efforts taken to match our plan liabilities with a portfolio of assets designed to hedge the underlying interest, inflation and longevity risk, certain actions by pensions regulators or the trustees of our pension plans, any material revisions to existing pension legislation or any failure by the insurer to fulfill its obligations could result in us being required to incur significant additional costs immediately or in short time frames. Such costs could reduce the cash available for working capital and other corporate uses, and may have an adverse impact on the Company’s financial condition.
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

Potential regional or global barriers to trade or a global trade war could increase the cost of our products, which could have a material adverse impact on the competitiveness of our products and our business, financial condition and results of operations.
Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs, sanctions or taxes on imports from countries where we import products or raw materials (either directly or through our suppliers), could have a material adverse impact on our competitive position, business, financial condition and results of operations. Recently, the U.S. has announced tariffs and reciprocal tariffs on a wide range of products manufactured or produced worldwide. Several countries have similarly announced reciprocal or other tariffs impacting products manufactured or produced in the U.S. The U.S. has and may in the future pause, reimpose or increase tariffs, and countries subject to such tariffs have and in the future may impose reciprocal tariffs or other retaliatory countermeasures in response to the imposition of tariffs by the U.S. If these tariffs are fully implemented and we are unable to pass on the costs of these tariffs to our customers, our gross profits will be reduced. In addition, if our customers’ costs are increased, we could suffer from decreased demand as our customers may choose to delay or cancel projects and other purchases that include the products that we sell to them.
Conversely, if tariffs, duties or quotas are lifted or if the level of imported products otherwise increases, we could be adversely affected to the extent that we would then have higher-cost products in our inventory or experience lower prices and margins due to increased supplies of these products that could drive down prices and margins. If prices of these products were to decrease significantly, we might not be able to profitably sell these products, and the value of our inventory would decline. In addition, significant price decreases could result in a significantly longer holding period for some of our inventory.
Trade restrictions could be adopted with little to no advanced notice, and we may not be able to effectively mitigate the adverse impacts from such measures.
Our strategy could be materially adversely affected by our indebtedness.
We had total debt of $4.2 billion as of July 31, 2025. We may incur substantial additional indebtedness in the future, in particular in connection with future acquisitions, which remain a core part of our strategy, some of which may be secured by some or all of our assets. Our overall level of indebtedness from time to time may have an adverse effect on our strategy, including requiring us to dedicate portions of our cash flow to payments on our debt, thereby reducing funds available for reinvestment in the business; restricting us from securing financing, if necessary, to pursue acquisition opportunities; limiting our flexibility in planning for, or reacting to, changes in our business and industry; limiting our ability to purchase, redeem or retire our common stock; and placing us at a competitive disadvantage compared to our competitors that have lower levels of indebtedness. In addition, our indebtedness exposes us to the risk of increased interest rates because a portion of our borrowings are at variable rates of interest.
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
We are exposed to foreign currency exchange rate risk with respect to the USD relative to the local currencies of our international subsidiaries, predominantly CAD, arising from transactions in the ordinary course of business (such as sales and loans to wholly owned subsidiaries, sales to third-party customers, and purchases from suppliers). Fluctuations in foreign currency exchange rates could affect our results of operations and impact reported net sales and net income.

Operations and technology
If our domestic or international supply chain or our fulfillment network for our products is ineffective or disrupted for any reason, including the loss of key suppliers, our business, financial condition and results of operations could be materially adversely affected.
We source, distribute and sell products from domestic and international suppliers. As of July 31, 2025, we had approximately 37,000 suppliers located in various countries around the world.
Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from our suppliers. The loss of, or an ongoing substantial decrease in the availability of, products from our suppliers, or the loss of key supplier arrangements, could materially adversely impact our financial condition, operating results, and cash flows. Any of the following, or additional other factors beyond our control, may cause serious disruption in the movement of products through our supply chain, leading to a substantial decrease in the availability of products or an increase in the cost of such products: financial instability among key suppliers; global or regional political unrest, disputes or war, or labor unrest, in source countries or elsewhere in our supply chain; changes in the total costs in our supply chain (including, but not limited to, changes in fuel and labor costs and currency exchange rates); port or rail labor disputes and security; the outbreak or resurgence of pandemics or epidemics; adverse weather events or natural disasters; foreign competition; work stoppages or strikes; shipping capacity constraints or embargoes; changes in trade policy and any trade restrictions; tariffs or duties; fluctuations in currency exchange rates; or transport availability, capacity and costs. These risks may be amplified if we are unable to maintain a diverse supply chain.
Additionally, the loss of key supplier arrangements could have a material adverse impact on us. Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Failure by our suppliers to continue to supply us with products on commercially reasonable terms, or at all, could put pressure on operating margins, result in reduced customer purchases or lead to termination of certain customer relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. These risks may be amplified in cases where we are unable to identify and secure alternative sources of supply. Furthermore, more of our existing suppliers may decide to supply products directly to end users that are our existing or potential customers, which could have a detrimental effect on our ability to keep and procure customers, and maintain and win business, thereby having a material adverse effect on our business, financial condition and results of operations.
Further, as we add fulfillment capabilities or pursue strategies with different fulfillment requirements, our fulfillment network becomes increasingly complex and operating it becomes more challenging. If our fulfillment network does not operate properly or if a supplier fails to deliver on its commitments, we could experience delays in inventory availability at our distribution facilities and branches, increased delivery costs or lack of availability, any of which could lead to lower net sales and decreased customer confidence, and materially adversely affect our business, financial condition or results of operations.
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
The success of our business depends in part on our ability to identify and respond promptly to evolving trends in demographics, as well as customer wants, preferences and expectations, while also managing appropriate inventory levels and maintaining sufficient staffing to deliver an excellent customer experience. It is difficult to successfully predict the products and solutions that customers will require. In addition, the customers in the markets we serve have different needs and expectations, many of which evolve as the demographics in a particular market change. Inventory levels in excess of customer demand due to the difficulty of calibrating demand for such products, the concentration of demand for a limited number of products, difficulties in product sourcing or rapid changes in demand may result in extended cash conversion cycles, inventory write-downs and the sale of excess inventory at discounted prices, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Conversely, if we underestimate customer demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers and negatively impact customer relationships. Moreover, as we manage our cost base and resource allocation, our total number of associates may decrease due to natural attrition, decisions not to backfill open positions, or targeted headcount reductions. A failure to serve our customers on their required timeframes, including due to lack of available associates, could have a material adverse effect on our business, financial condition and results of operations.
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
The cost and potential problems and interruptions associated with these initiatives could disrupt or reduce the efficiency of our online and in-store operations in the near term, lead to product availability issues and negatively affect our relationship with our customers. Furthermore, accomplishing these initiatives will require a substantial investment in additional information technology associates and other specialized associates. We face significant competition in the market for these resources and may not be successful in our hiring efforts. Failure to choose the right investments and implement them in the right manner and at the right pace could adversely affect our relationship with customers, our reputation, the demand for our products and solutions, and our market share. In addition, our branch and omni-channel initiatives, enhanced supply chain, and new or upgraded information technology systems might not provide the anticipated benefits and could impose substantial capital expenditures. It might take longer than expected to realize the anticipated benefits, cost more than budgeted, or all or part of the initiatives might fail altogether, each of which could adversely impact our competitive position and our business, financial condition, results of operations or cash flows.
Acquisitions, partnerships, joint ventures and other business combinations or strategic transactions involve a number of risks, any of which could result in the benefits anticipated not being realized and could have an adverse effect on our business, financial condition and results of operations.
Acquisitions are an important part of our growth model and we regularly consider and enter into strategic transactions, including mergers, acquisitions, investments and other growth, market and geographic expansion strategies, with the expectation that these transactions will result in increases in sales, profits, cost savings, synergies and various other benefits.
During fiscal 2025, 2024, and 2023, we completed a total of 9, 10, and 8 acquisitions, respectively. We may not realize any anticipated benefits from such transactions or partnerships, and we have in the past and may in the future be exposed to additional liabilities and risks from any acquired business or joint venture (including but not limited to risks associated with cybersecurity incidents, unknown claims and disputes by third parties against the companies we acquire, and business disruption related to inability to retain associates of the acquired entity). In addition, we may be exposed to litigation in connection with our acquisition and partnership transactions. Our due diligence investigations may fail to identify all of the problems, liabilities or other challenges associated with an acquired business, which could result in an increased risk of unanticipated or unknown issues or liabilities, including with respect to environmental, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective. Furthermore, we may have trouble identifying suitable acquisition targets in the future or the targets we identify and pursue may not result in the realization of the benefits we expect or any benefit at all.

Our ability to deliver the expected benefits from any strategic transactions that we do complete is subject to numerous uncertainties and risks, including our acquisition assumptions; our ability to integrate personnel, labor models, financials, customer relationships, supply chain and logistics, information technology and other systems successfully; business culture incompatibility; disruption of our ongoing business and distraction of management; hiring additional management and other critical personnel; product quality compliance of new suppliers; and increasing the scope, geographic diversity and complexity of our operations.
Effective internal controls are necessary to provide reliable and accurate financial reports, and the integration of businesses may create complexity in our financial systems and internal controls and make them more difficult to manage. Integration of businesses into our internal control system could cause us to fail to meet our financial reporting obligations. Moreover, any failure to integrate, or delay in integrating, information technology systems of acquired businesses could create an increased risk of cybersecurity incidents. Additionally, any impairment of goodwill or other assets acquired in a strategic transaction or charges to earnings associated with any strategic transaction, may materially reduce our profitability. Following integration, an acquired business may not produce the expected margins or cash flows. Our shareholders, vendors or customers may react unfavorably to substantial strategic transactions. Furthermore, we may finance these strategic transactions by incurring additional debt or issuing equity, which could increase leverage or impact our ability to access capital in the future.
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
If we are unable to protect our sensitive data and information systems against data corruption, cybersecurity incidents or network security breaches, or if we are unable to provide adequate security in the electronic transmission of sensitive data, it could materially adversely affect our business, financial condition and results of operations.
We face global cybersecurity threats, which range from uncoordinated individual attempts to sophisticated and targeted measures, known as advanced persistent threats, directed at us and our customers, suppliers, and service providers. Cybersecurity incidents and network security breaches have included in the past, and may in the future include, but are not limited to, attempts to access or unauthorized access of information, exploitation of vulnerabilities (including those of third-party software or systems), computer viruses, ransomware, denial of service (“DoS”) and other electronic security breaches. Cyber-attacks from computer hackers and cyber criminals and other malicious internet-based activity continue to increase, and our services and systems, including the systems of our outsourced service providers, have been and may in the future continue to be the target of various forms of cybersecurity incidents such as Domain Name System attacks, wireless network attacks, viruses and worms, malicious software, ransomware, application centric attacks, peer-to-peer attacks, business email compromises and phishing attempts, backdoor trojans and distributed DoS attacks. Furthermore, given that new technologies continue to emerge, the methods used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and continue to grow in sophistication. Accordingly, we may be unable to anticipate or detect such attacks or promptly and effectively respond to them.
For example, the rapid evolution of AI and machine learning technologies and the implementation of pilot programs integrating generative AI into both our internal and external-facing systems may intensify our cybersecurity, privacy and data security risks, such as the risk of increased vulnerability to cybersecurity threats and exposure or theft of proprietary, confidential, personal or otherwise sensitive information (which could result in such information being made available to our competitors and other members of the public), the generation of factually incorrect or biased outputs and reliance on outdated or unverified data.
While we have instituted safeguards for the protection of our information systems and believe we use reputable third-party service providers, during the ordinary course of business, we and our service providers have experienced and expect to continue to experience cyber-attacks on our information systems, and we and our service providers may be unable to protect sensitive data and/or the integrity of our information systems.

Loss of customer, supplier, associate, or other business information or compromise of our information systems could disrupt operations and our key business processes, result in the impairment or loss of critical data, be costly and resource intensive to remedy, damage our reputation, our relationship with customers, suppliers and other stakeholders and expose us to claims from customers, suppliers, financial institutions, regulators, payment card associations, associates and others, any of which could have a material adverse effect on our business, financial condition and results of operations. For further information on our cybersecurity risk management and governance, see Part I, Item 1C of this Annual Report.
We are required to maintain the privacy and security of personal information in compliance with U.S. and certain international privacy and data protection regulations. Failure to meet the requirements could harm our business and damage our reputation with customers, suppliers, and associates.
We rely on information technology systems, networks, products, and services, some of which are managed by service providers to protect our information. Increased information security threats and more sophisticated threat actors pose a risk to our information security program. Additionally, we collect, store, and process personal information relating to our customers, suppliers, and associates. This information is increasingly subject to a variety of international and U.S. federal and/or state laws and regulations that are constantly changing and becoming more complex.
Data privacy and data protection laws and regulations are typically intended to protect the privacy of personal information that is collected, processed, transmitted, and stored in or from the governing jurisdiction. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between a company and its subsidiaries, including associate information. While we have invested and continue to invest significant resources to comply with data privacy regulations, many of these regulations are new, complex, and subject to interpretation. To maintain compliance with these laws, we have incurred increased costs to continually evaluate and modify our policies and processes to adapt to new legal and regulatory requirements. Non-compliance with these laws could result in negative publicity, damage to our reputation, penalties, or significant legal liability. Our business and operations could also be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business.
A failure of a key information technology system or process could materially adversely affect the operations of our business.
Technology systems and data are fundamental to the operations, future growth and success of our business. In managing our business, we rely on the integrity and security of, and consistent access to, data from these systems such as sales data, customer data, associate data, demand forecasting, merchandise ordering, inventory replenishment, supply chain management, payment processing and order fulfillment. A major disruption of the information technology systems and their backup mechanisms may cause us to incur significant costs to repair the systems, experience a critical loss of data and/or result in business interruptions.
For these information technology systems and processes to operate effectively, we rely on our service providers to continue to support and maintain them. Furthermore, we must retain and recruit information technology associates and other specialized associates that can operate, maintain and update these systems. In addition, our systems and the third-party systems on which we rely are subject to damage or interruption from a number of causes, including: power outages; infrastructure or network failures; aging of technology assets; computer and telecommunications failures; cybersecurity incidents, including the use of ransomware; catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, or other natural disasters; a pandemic or epidemic outbreak or resurgence; acts of war or terrorism; and design or usage errors by our associates, contractors or service providers. We and our service providers seek to maintain our respective systems effectively and to successfully address the risk of compromise to the integrity, security and consistent operations of these systems; however, such efforts are not always successful. As a result, we or our service providers have experienced and are likely to experience in the future errors, interruptions, delays or cessations of service impacting the integrity or availability of our information technology infrastructure. While such incidents have not been material to date, any future incident could significantly disrupt our operations and key business processes, result in the impairment or loss of critical data, be costly and resource-intensive to remedy, harm our reputation and relationship with customers, suppliers and other stakeholders, any of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, our information technology systems, infrastructure and personnel require substantial investments, such as replacing existing systems, some of which are older, legacy systems that are less flexible and efficient, with successor systems; maintaining or enhancing legacy systems that are not currently being replaced; or designing or cost-effectively acquiring and implementing new systems with new functionality. These efforts can result in significant potential risks, including failure of the systems to operate as designed, potential loss or corruption of data, cost overruns, or implementation delays or errors, and may result in operational challenges, security control failures, reputational harm, and increased costs that could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we may be unable to complete such efforts on a timely basis or at all due to a lack of specialized associates or insufficient resources. Aging technology may inhibit our efficiency and future growth as well as increase the likelihood of system interruption or failure.
We are subject to payment-related risks that could increase our selling, general and administrative expenses, expose us to fraud or theft, subject us to potential liability, and potentially disrupt our business.
We accept payments using a variety of methods, including, but not limited to, cash, checks, credit and debit cards, PayPal and electronic payments, and we may offer new payment options over time. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our selling, general and administrative expenses. In some cases, we have determined to pass along a portion of such fees to customers. In certain cases, disputes over such fees may result in a decision not to accept select forms of payment. Such actions could cause us to lose customers or negatively impact our brand or reputation.
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
In addition, our operations are working capital intensive, and our inventories, accounts receivable and accounts payable are significant components of our net asset base. We manage our inventories and accounts payable through our purchasing policies and our accounts receivable through our customer credit policies. We perform periodic credit evaluations of our customers’ financial condition, and collateral is generally not required. We evaluate the collectability of accounts receivable based on numerous factors, including past transaction history with customers and their creditworthiness based on reports we receive from independent external credit bureaus, and we provide a reserve for accounts that we believe to be uncollectible. A significant deterioration in the economy could have an adverse effect on our ability to collect our accounts receivable, including longer payment cycles, increased collection costs and defaults. In addition, if customers fail to pay within terms of our customer credit policies, we may enforce lien and bond rights, which could lead to customer dissatisfaction and loss. If we fail to adequately manage our product purchasing or customer credit policies, our working capital and financial condition may be adversely affected.

People, products and facilities
In order to compete, we must attract, retain and motivate key associates, and the failure to do so could have an adverse effect on our business, financial condition and results of operations.
We believe the quality of our associates provides us with the capabilities and expertise to serve our customers better than our competitors do. Our ability to execute on this strategy depends, to a significant extent, on having an adequate number of qualified associates, including those in senior leadership, managerial, technical, sales, marketing and support positions. A failure to maintain an adequate number of associates with appropriate skill sets and talent could delay the execution of our operational strategies, result in loss of institutional knowledge and reduce our supply of future management skill. In addition, if we are unable to enforce certain non-compete covenants and confidentiality provisions when key associates leave for a competitor, we may lose a competitive advantage arising from confidential and proprietary company information known to such former associates.
Competition in our industry for both existing and new talent is significant. We experience pressure regarding increases to wages, more flexible work arrangements, including remote and hybrid work, and expanded benefit offerings. Moreover, we have in the past, and may in the future, experience volatility in our stock price, which may make it more difficult and expensive to recruit and retain associates, particularly senior leadership, through equity-based compensation. While our retention rates have not changed materially, we have experienced, and may continue to experience, extended lead times in backfilling roles, due in part to changing workforce dynamics and the lack of a sufficient number of people qualified for skilled roles. Although we believe we generally offer competitive employment packages, we can provide no assurance that our efforts to attract and retain associates will be successful. Our failure to do so could have an adverse effect on our business, financial condition and results of operations.
Attracting and retaining experienced, skilled associates must be balanced with managing overall labor costs. In addition to measures we take to remain attractive in a competitive labor market, other external factors such as changing workforce demographics, labor market related employment laws and regulations, and increased health and insurance costs adversely affect our labor costs. We may also on occasion be subject to labor union organization efforts which may impact cost and operational flexibility. Substantial increases in our operating costs to maintain our workforce may have an adverse effect on our business, financial condition and results of operations.
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
We seek to enter into contracts with suppliers which provide for indemnification from any costs associated with the provision of defective products; however, there can be no assurance that such contractual rights will be obtained or would be adequate, or that related indemnification claims will be successfully asserted by us. Moreover, our ability to recover damages from foreign sources of supply may be more difficult and expensive.

The nature of our operations may expose our associates, contractors, customers, suppliers and other individuals to health and safety risks and we may incur property, casualty or other losses not covered by our insurance policies and damage to our reputation.
The nature of our operations can expose our associates, contractors, customers, suppliers and other individuals to health and safety risks, which can lead to loss of life or severe injuries or illness. Additionally, we operate a large fleet of trucks and other vehicles and therefore face the risk of traffic accidents and other fleet incidents involving the motoring public. Any injuries, illness or loss of life could harm our reputation and reduce customer demand and expose us to the potential for litigation from third parties. The outcome of any personal injury, wrongful death or other litigation is difficult to assess or quantify and the cost to defend litigation could be significant.
Although we maintain insurance that we believe to be sufficient to cover estimated health and safety risks including product liability, health and safety in our operations, vehicle and driver related claims and other types of claims in various jurisdictions, there can be no assurance that such insurance will provide adequate coverage against potential claims. If we do not have adequate contractual indemnification or insurance available, such claims could have a material adverse effect on our business, financial condition and results of operations.
We occupy most of our facilities under non-cancelable leases with terms of 10 years or less. We may be unable to renew leases on favorable terms or at all. Also, when we close a facility, we may remain obligated under the applicable lease.
Most of our branches are located in leased premises. Many of our current leases are non-cancelable and typically have initial terms of around 3 to 10 years, with options to renew for specified periods of time. There can be no assurance that we will be able to renew our current or future leases on favorable terms or at all which could have an adverse effect on our ability to operate our business and on our results of operations. In addition, we make decisions to close certain facilities from time to time. When we close or cease to use a facility, we generally remain committed to perform our obligations under the applicable lease, which include, among other things, payment of the base rent for the balance of the lease term.
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
We are subject to income taxes in the U.S. and various other countries globally. Changes in tax laws, regulations and treaties and conflicts in related interpretations or guidance may result in payments greater or less than amounts accrued, which could have a negative impact on our provision for income taxes. In addition, our future earnings and the value of our deferred tax assets and liabilities could be negatively impacted by further changes in tax legislation, including changes in tax rates, tax laws and changes in the rules for earnings repatriations in the U.S. or other countries.
Further, the application of tax law is subject to interpretation. Additionally, administrative guidance can be incomplete or vary from legislative intent, and therefore the application of the tax law is uncertain. While we believe the positions reported by the Company comply with relevant tax laws and regulations, we have in the past and may in the future be subject to tax audits and taxing authorities could interpret our application of certain laws and regulations differently. Tax controversy matters may result in previously unrecorded tax expenses, higher future tax expenses or the assessment of interest and penalties which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

For example, the location of tax residence of certain subsidiaries could be challenged. If it was determined that one or more of our subsidiaries ceased or failed to maintain its place of central management and control in the location of its tax residency, our ability to rely on specific tax treaty benefits could be impacted, potentially causing withholding taxes on dividends and interest payments made by certain of our subsidiaries to increase while taxes on certain unrealized gains could be imposed.
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
Our private label products subject us to certain increased risks such as regulatory, product liability and reputational risks that could have an adverse effect on our business, financial condition and results of operations.
As we expand our private label, Own Brand, product offerings organically and through acquisitions, we may become subject to increased risks due to our greater role in the design, sourcing, marketing and sale of those products. The risks include greater responsibility to administer and comply with applicable regulatory requirements, increased potential product liability and product recall exposure, and increased potential legal and reputational risks related to the responsible sourcing of those products. To effectively execute on our private label product differentiation strategy, we must also be able to successfully protect our proprietary rights and successfully navigate and avoid claims related to the proprietary rights of third parties. In addition, an increase in sales of our private label products may adversely affect sales of our suppliers’ products, which in turn could adversely affect our relationships with certain of our suppliers. Further, the development of our private label products may require us to make investments in specialized personnel and operating systems, increase marketing efforts and reallocate resources away from other uses. Any failure to appropriately address some or all of these risks could damage our reputation and have an adverse effect on our business, financial condition and results of operations.
We are and may continue to be involved in legal proceedings in the ordinary course of our business, and while we cannot predict the outcomes of those proceedings and other contingencies with certainty, some of these outcomes may adversely impact our business, financial condition, results of operations and cash flows.
We are and may continue to be involved in legal proceedings such as product liability, asbestos, personal injury, consumer, employment and other litigation that arises from time to time in the ordinary course of our business. In future periods, we could be subject to cash costs or non-cash charges to earnings if any of these litigation matters are resolved on unfavorable terms, or if our estimates regarding legal provisions accounting or our insurance coverage are incorrect. Shareholders are also able to pursue derivative actions on behalf of the Company, for, among other things, alleged breaches of fiduciary duties by our directors and officers. If we face such litigation, it could result in substantial costs and a diversion of management’s resources and attention, which could harm our business and the value of our common stock.
Litigation is inherently unpredictable, and the outcome of some of these proceedings and other contingencies could require us to take or refrain from taking actions which could adversely impact our business or could result in excessive verdicts. Any such outcome could have an adverse effect on our business, financial condition, results of operations and cash flows. Additionally, involvement in these lawsuits and related inquiries and other proceedings may involve significant expense, divert management’s attention and resources from other matters, and negatively affect our reputation.
Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition or results of operations.
Accounting standards and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition and net sales, asset impairment, impairment of goodwill and other intangible assets, inventories, lease obligations, self-insurance, tax matters, pensions and litigation, are complex and involve many subjective assumptions, estimates and judgments. Changes in accounting standards or their interpretation or changes in underlying assumptions and estimates or judgments could significantly change our reported or expected financial performance, financial condition or results of operations.

We are subject to various risks related to the local and international nature of our business, including domestic and foreign laws, regulations and standards. Failure to comply with such laws and regulations or the occurrence of unforeseen developments such as litigation, investigations, governmental proceedings or enforcement actions could adversely affect our business.
Our business operates in the U.S. and Canada and is subject to specific risks of conducting business in different jurisdictions across these countries and other parts of the world, including Barbados, China, India, Mexico, South Korea, Switzerland, Taiwan, Thailand, Trinidad and Tobago, the U.K. and Vietnam. Our business is subject to a wide array of domestic and international laws, regulations and standards in jurisdictions where we operate, including advertising and marketing regulations, anti-bribery and corruption/money laundering laws, anti-competition regulations, data privacy and data protection (including payment card industry data security standards) and cybersecurity requirements (including protection of information and incident responses), occupational health and safety regulations, consumer product safety regulations, consumer protection laws, cash and electronic payment regulations and industry standards, environmental protection laws and regulations (including those covering per- and polyfluoroalkyl substances (“PFAS”)), foreign exchange controls and cash repatriation restrictions, government business regulations applicable to us as a government contractor selling to federal, state and local government entities, import and export requirements, intellectual property laws, labor laws, product compliance laws, fleet and driver related laws, supplier regulations regarding the sources of supplies or products, tax laws, zoning laws, unclaimed property laws and laws, regulations and standards applicable to other commercial matters. These laws, regulations and standards are often complex, subject to change and subject to varying interpretations, and compliance therewith may be subject to varying degrees of scrutiny. Moreover, we are also subject to audits and inquiries by government agencies in the ordinary course of business.
In recent years, a number of new laws and regulations have been adopted, new executive orders have been announced, and there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. For example, since taking office, the current administration has sought to adopt new regulations and policies and to suspend, revise or rescind prior policies that are identified as conflicting with the administration’s position, which has resulted in increased regulatory uncertainty. Any changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations could increase our costs of doing business or impact our operations, including, among other factors, as a result of required investments in technology and the development of new operational processes.
Failure to comply with any of these laws, regulations and standards has in the past and may in the future result in civil, criminal, monetary and non-monetary penalties as well as potential damage to our reputation. Furthermore, while we have implemented policies and procedures designed to facilitate compliance with these laws, regulations and standards, there can be no assurance that associates, contractors or agents will not violate such laws, regulations and standards or our policies. Any failure to comply with or violation of the various laws, regulations and standards to which we are subject could individually or in the aggregate have a material adverse effect on our business, financial condition, results of operations and cash flows.
Corporate responsibility, specifically related to sustainability matters, may impose additional costs and expose us to new risks.
Ongoing focus on sustainability matters by investors, customers, regulators and other parties may impose additional costs or expose us to new risks. Moreover, stakeholder expectations and standards on sustainability matters continue to evolve and may diverge. If we do not adapt to or comply with such investor, customer, regulator or other stakeholder expectations, or if we are perceived to have not responded appropriately or quickly enough to concerns related to sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer from reputational damage, be subject to litigation or regulatory enforcement or be precluded from doing business with certain customers, any of which could materially adversely affect our business, financial condition, results of operations and/or the market price of our common stock.
Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies and investment funds based upon sustainability metrics. Select investment funds and investors may consider a company’s policies or scores as a reputational or other factor in making an investment decision. Inclusion and climate change topics have, in particular, received heightened attention from investors, shareholders, lawmakers and listing exchanges. We may face reputational damage, litigation or regulatory enforcement in the event our sustainability initiatives or objectives, including with respect to Inclusion or climate matters, do not meet the standards set by our regulators, investors, shareholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable sustainability rating from third-party rating services.

Further, sustainability reporting is expected from, and in certain cases required by, certain stakeholders, state regulators, investors, shareholders and other third parties. These sustainability reporting disclosure frameworks and reporting standards continue to evolve. The disclosure frameworks and reporting standards under which we disclose information may change from time to time and may result in a lack of consistent or meaningful comparative data from period to period, as well as significant revisions to sustainability goals, initiatives, commitments, or objectives or reported progress in achieving the same. Our failure to report accurately or achieve progress on our sustainability-related goals, targets or metrics on a timely basis, or at all, could adversely affect our reputation, business, financial condition and results of operations. Statements regarding our sustainability-related goals reflect our current plans and aspirations; our sustainability-related policies, practices and goals are voluntary and subject to change at our discretion.
Our sustainability and Inclusion-related initiatives and goals may not be favored by certain stakeholders, whose priorities and expectations may not align or may be opposed to one another, which could result in public scrutiny or reputational damage, and could impact the attraction and retention of investors, customers and associates. Efforts to achieve our initiatives and goals, including collecting, measuring and reporting sustainability information, involve operational, reputational, financial, legal and other risks and may result in additional costs or delays, and as a result may have a negative impact on us, including our brand, reputation and the market price of our common stock.
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
In addition, changing laws, regulations and standards relating to corporate governance, sustainability and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, as well as certain legal challenges, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies or as pending or future litigation is resolved. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested, and expect to continue to invest, resources to comply with evolving laws, regulations and standards, and this investment may result in increased operating expenses and a diversion of management’s time and attention from sales-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, or differ from new legal interpretations resulting from related litigation, regulatory authorities or others may initiate legal proceedings against us and our business, financial condition, results of operations and cash flow could be adversely affected.
Ownership of shares of our common stock
Our ability to pay dividends or effect other returns of capital in the future depends, among other things, on our financial performance.
There can be no guarantee that our historical performance will be repeated in the future, particularly given the competitive nature of the industry in which we operate, and our net sales, net income and cash flow may significantly underperform market expectations. If our cash flow underperforms market expectations, then our ability to pay a dividend or effect other returns of capital (including, without limitation, share repurchases) may be negatively impacted. Any decision to declare and pay dividends or to effect other returns of capital will be made at the discretion of the Board of Directors of the Company (the “Board”) and will depend on, among other things, Delaware corporate law, restrictions, if any, on the payment of dividends and/or capital returns in our financing arrangements, our financial position, retained earnings/net income, working capital requirements, interest expense, general economic conditions and other factors that the Board deems appropriate from time to time.

We cannot guarantee that our share repurchase program will be fully consummated or that our share repurchase program will enhance long-term shareholder value, and share repurchases could increase the volatility of the price of our common stock and could diminish our liquidity.
As of July 31, 2025, Ferguson had completed approximately $4.0 billion of its previously announced $5.0 billion share repurchase program with approximately $1 billion remaining under its share repurchase program. The timing and actual number of shares of common stock to be repurchased will depend on a variety of factors including cash availability and other market conditions. The share repurchase program could affect the price of our shares and increase volatility and we may suspend or terminate the share repurchase program at any time, which may result in a decrease in the trading price of our shares. The existence of a share repurchase program could also cause the price of our shares of common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our shares of common stock. Additionally, repurchases under our share repurchase program could diminish our liquidity.
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
The market price of our shares has been and may in the future be volatile and subject to wide fluctuations. The market price of our common stock may fluctuate as a result of a variety of factors including, but not limited to, general global and regional economic and political conditions, changes in, or announcements regarding proposed changes in, trade policy, period to period variations in our results of operations, changes in net sales or net income estimates by us, industry participants or financial analysts, our failure to meet our stated guidance, our failure to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, changes in our capital allocation policy, the discovery of material weaknesses and other deficiencies in our internal control and accounting procedures, and the other factors discussed in this Item 1A. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investor confidence in us may be adversely affected and, as a result, the value of our common stock may decline.
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
These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers, employees, agents or stockholders and this limitation may have the effect of discouraging lawsuits or making our securities less attractive to investors. For example, stockholders who bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to the Company than to its stockholders.
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
Item 1B.Unresolved Staff Comments
None.

Item 1C.Cybersecurity
Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. We maintain a strategic plan to protect our information and to manage and mitigate emerging cybersecurity threats. Our cybersecurity team, led by our Chief Information Security Officer (“CISO”), who reports to our Chief Digital & Information Officer (“CDIO”), oversees our cybersecurity efforts on a day-to-day basis. Our cybersecurity team, in partnership with third parties, designs, implements and operates our data security and cybersecurity programs, risk assessments, monitoring procedures, and training programs for our associates.
Cybersecurity risk management is integrated into our overall enterprise risk management program (“ERM Program”) and our cybersecurity, legal, infrastructure, privacy and other cross-functional teams work together to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. Cybersecurity risk management is also integrated into our broader risk management framework through information technology general controls that are independently tested by our Internal Audit team, the findings of which are reported to the Audit Committee.
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
Ferguson invests in associate training and education on cybersecurity and risk management thereof. Ferguson provides annual phishing training to all associates who are issued a Company device, and our annual Code of Conduct training often features information technology subjects, such as protection of company and personal information and identifying and reporting cybersecurity and phishing incidents. In addition, we maintain a cybersecurity awareness hub on our company intranet, regularly distribute cyber newsletters and cyber tips, and conduct regular phishing email simulation tests, including customized role-based tests, to reinforce prior training and promote ongoing awareness of risks. We also periodically conduct tabletop exercises with management and other associates to practice cyber incident response and to improve our processes and strategies.
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
As of the date of this Annual Report, cybersecurity incidents and risks, separately or in aggregate, have not materially affected our business strategy, results of operations, and financial condition. However, we face ongoing risks from cybersecurity threats and there can be no assurance that our security efforts and measures, and those of our third-party vendors, will prevent or minimize cybersecurity risks. See “Risk Factors—If we are unable to protect our sensitive data and information systems against data corruption, cybersecurity incidents or network security breaches, or if we are unable to provide adequate security in the electronic transmission of sensitive data, it could materially adversely affect our business, financial condition and results of operations” and “—A failure of a key information technology system or process could materially adversely affect the operations of our business” in Item 1A of this Annual Report for more information on our cybersecurity-related risks.

Governance
Role of the Board
Our Board is ultimately responsible for the risk oversight of the Company, including risks from cybersecurity threats. The Board has delegated to the Audit Committee responsibility for monitoring the overall adequacy and effectiveness of the ERM Program, and the Audit Committee is specifically charged with discussing the Company’s cybersecurity risk exposures and the steps management has taken to monitor and control these exposures. Our Chief Legal Officer provides reports on the ERM Program twice a year. The Board and/or the Audit Committee receives periodic reports, briefings or presentations on data protection and cybersecurity matters from senior information technology leaders, including our CDIO or CISO, as well as from our Internal Audit team. In addition to these Board and Audit Committee updates, our CIRP provides that significant developments or incidents, even if immaterial to the Company, will be reviewed regularly by a cross-functional team to determine whether further escalation to the Audit Committee or Board is appropriate, enabling Audit Committee and Board oversight that is timely and responsive.
Role of Management
Pursuant to our ERM Program charter, our Executive Committee is responsible for assessing and managing the Company’s exposure to enterprise risks. The Executive Committee is composed of the CEO and members of senior management appointed by the CEO, including the CDIO. Our CDIO has delegated to our CISO and the cybersecurity teams primary responsibility for identifying, assessing, monitoring and managing our cybersecurity threats. They receive information regarding cybersecurity incidents and threats from the SOC and through internal escalation procedures detailed in the CIRP. The CISO then provides periodic reports to the Executive Committee, including reporting on significant cybersecurity incidents and resulting remedial actions, the cybersecurity team’s strategic plan, the results of associate trainings, and any other notable cybersecurity matters.
Our CDIO has over 25 years of executive experience leading information technology teams and providing strategic vision for multiple Fortune 500 companies. For further details about our CDIO’s background, see the “Information About Our Executive Officers” section of Part I of this Annual Report. Our CISO has over 25 years of industry experience, including in developing and leading cybersecurity risk management programs for Fortune 100 companies. Additionally, our CISO and members of the cybersecurity team hold a number of industry recognized certifications, such as Certified Information Systems Security Professional, Payment Card Industry Data Security Standard Internal Security Assessor, Certified Information Security Manager, Certified in Risk and Information Systems control, and Certified Ethical Hacker, among others.
Item 2.Properties
The Company’s corporate headquarters and management office are located at 751 Lakefront Commons, Newport News, Virginia 23606. We believe our facilities are maintained in good operating condition and sufficient to meet our present operating needs.
The following table presents our principal facilities as of July 31, 2025:

Location / Segment	Facility & Use	Total locations	Owned locations	Leased locations	Square feet
United States	Regional Distribution Centers(1)	10	90%	10%	6,608,307
United States	Market Distribution Centers	5	60%	40%	2,544,854
United States	Branches	1,519	16%	84%	46,369,553
Canada	Regional Distribution Center(2)	1	—%	100%	292,395
Canada	Market Distribution Centers	1	—%	100%	186,174
Canada	Branches	227	19%	81%	3,058,456
(1)Includes one owned building on leased land. Subsequent to fiscal 2025 year-end, one of the 10 Regional Distribution Centers in the United States was closed.
(2)Canada’s Regional Distribution Center was closed subsequent to fiscal 2025 year-end.

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
Item 4.Mine Safety Disclosures
Not applicable.
Information about our Executive Officers
Set forth below is a list of the Company’s executive officers, including their names, ages, all positions and offices with the Company held by each such person and each person’s principal occupations or employment during the past five years, unless otherwise indicated. Our executive officers do not have a specific term of office.
Kevin Murphy, age 55, President & Chief Executive Officer and Director. Mr. Murphy was appointed as a Director in August 2017 and as Chief Executive Officer in November 2019. In connection with a corporate restructure in August 2024, Mr. Murphy’s title changed to President & Chief Executive Officer. Mr. Murphy has served as chief executive officer of Ferguson Enterprises, LLC (“FEL”), the Company’s U.S. operating subsidiary, since 2017. Prior to that, he was chief operating officer of FEL from 2007 to 2017. Mr. Murphy joined Ferguson in 1999 as an operations manager following Ferguson’s acquisition of his family’s business, Midwest Pipe and Supply, and went on to hold a number of leadership positions before his eventual appointment as the Company’s President & Chief Executive Officer.
Bill Brundage, age 49, Chief Financial Officer and Director. Mr. Brundage was appointed as a Director and Chief Financial Officer in November 2020. Mr. Brundage has served as the chief financial officer of FEL since 2017, and previously served at FEL as senior vice president of finance from 2016 to 2017 and vice president of finance from 2008 to 2016. Mr. Brundage joined Ferguson in 2003 as manager of finance and was promoted to corporate controller of FEL two years later. Previously, Mr. Brundage spent five years at PricewaterhouseCoopers in the U.S.
Ian Graham, age 57, Chief Legal Officer & Corporate Secretary. Mr. Graham serves as the Chief Legal Officer & Corporate Secretary. Mr. Graham joined the Company as Group General Counsel in May 2019. Prior to joining the Company, he was Senior Vice President, General Counsel and Secretary for BAE Systems, Inc. from 2010 to 2019. Prior to that he held senior roles at EMCORE Corporation, UUNET Technologies, Jenner & Block LLP and McKenna & Cuneo LLP.
Andy Paisley, age 57, Chief Digital & Information Officer. Mr. Paisley became the Chief Digital & Information Officer for Ferguson in June 2023 after joining the Company in January 2023 as the Chief Information Officer. He is responsible for overseeing Digital Commerce, Digital Engineering, Digital Data, User Experience and Commerce Operations. Prior to joining Ferguson, Mr. Paisley served as the chief information officer of Dollar Tree, Inc. from December 2020 until 2022, Old Dominion Freight Line, Inc. from 2017 to 2020 and Advance Auto Parts, Inc. from 2014 to 2017, where he aligned the technology strategy with business strategy and improved the digital experience for associates and customers.
Jake Schlicher, age 61, Chief Strategy Officer. Mr. Schlicher was named Chief Strategy Officer in February 2025. Mr. Schlicher joined the Company in 1999 through the acquisition of L&H Supply. Since then, he has held numerous positions including Director of the Residential Business Group, Vice President of Private Label, Vice President of the Strategic Products Group, Vice President of the Commercial Business, Senior Vice President of Ferguson Facilities Supply, and Senior Vice President of Strategic Brand Development. Most recently, Mr. Schlicher served as Senior Vice President – Strategic Development from February 2019 to February 2025.
Allison Stirrup, age 49, Chief Human Resources Officer. Ms. Stirrup was promoted to Chief Human Resources Officer in August 2024. She joined the Company in 1998 as a trainee and has held several progressive leadership positions over her 26-year career at Ferguson. Ms. Stirrup began her career with Ferguson as a Showroom Consultant and later Showroom Manager, prior to transitioning into human resources in 2003 as a Corporate Recruiter. Ms. Stirrup held a number of leadership positions including Manager of College Recruiting, Manager of Recruiting, Director of Talent Management, and Senior Director of Talent Development. From April 2018 to March 2021, Ms. Stirrup served as Senior Director of HR – Blended. Most recently, she served as Vice President – HR Business Partners from March 2021 to August 2024.

Bill Thees, age 58, Chief Operating Officer. Mr. Thees was named Chief Operating Officer in February 2025. He began his career with the Company in 1990 as a trainee at the Orlando, Florida Waterworks location. Since then, he has held several key positions, including Branch Manager, General Manager, and District Manager. Mr. Thees assumed leadership for the Waterworks Business in 2007 and was promoted to Vice President in 2009. Between August 2018 and July 2024, he served as Senior Vice President of Business and Sales. Most recently, Mr. Thees served as Senior Vice President from August 2024 to February 2025.
Bo Camposano, age 54, Senior Vice President. Mr. Camposano serves as Senior Vice President – Waterworks. Before assuming his current role in August 2024, he served as Vice President of Waterworks from 2019 to 2024. Mr. Camposano began his career with the Company in 1996 as a trainee and has held several key positions, including Training and HR Development, Operations Manager, General Manager, District Manager and Regional Vice President.

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
Holders
As of September 19, 2025, there were 2,571 holders of record of our shares of common stock.
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
The performance graph below compares the cumulative total shareholder return of the Company’s shares since July 31, 2020, with the cumulative total return for the same period of the S&P 500 Stock Index and the S&P 500 Industrials Stock Index. The graph assumes the investment of $100 in our shares at the closing price of our shares on the LSE prior to the Company’s listing on the NYSE on March 11, 2021, and on the NYSE on and following such date, and in each of the indices as of the market close on July 31, 2020 and also assumes the reinvestment of dividends. Performance data for the Company is provided as of the last trading day of each relevant fiscal year. The share price performance graph is not necessarily indicative of future share price performance.

	As of July 31,
	2020	2021	2022	2023	2024	2025
Ferguson Enterprises Inc.(1)	$100	$161	$147	$195	$274	$279
S&P 500 Stock Index	100	136	130	147	180	209
S&P 500 Industrials Stock Index	100	146	138	162	190	229
(1)LSE data used from August 1, 2020 through March 10, 2021 with GBP values converted to USD using the daily foreign exchange rate. NYSE data used from March 11, 2021 onwards.

Unregistered sales of equity securities and use of proceeds
None.
Purchases of equity securities by the issuer and affiliated purchasers

(In millions, except share count and per share amount)	(a) Total Number of Shares Purchased	(b) Average Prices Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(1)	(d) Maximum Value of Shares Yet To Be Purchased Under the Program(1)
May 1 - May 31, 2025	349,736	$174.90	349,736	$1,092
June 1 - June 30, 2025	261,299	215.25	261,299	1,035
July 1 - July 31, 2025	297,199	222.50	297,199	969
	908,234		908,234

(1)In September 2021, the Company announced a program to repurchase up to $1.0 billion of shares. Since the initial authorization, the Company has announced from time to time various increases, bringing the total authorized share repurchase program to $5.0 billion. As of July 31, 2025, the Company had completed approximately $4.0 billion of the total authorized repurchase program.
Item 6.[Reserved].

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to convey management’s perspective regarding the Company’s operational and financial performance and should be read in conjunction with the Consolidated Financial Statements and related notes contained in this Annual Report. The discussion in this Annual Report generally focuses on fiscal 2025 compared to fiscal 2024. A discussion of our results of operations and changes in financial condition for fiscal 2024 compared to fiscal 2023 has been excluded from this report, but can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our fiscal 2024 Annual Report.
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
Overview
Ferguson is a value-added distributor serving the water and air specialized professional in the residential and non-residential North American construction market. We help make our customers’ complex projects simple, successful and sustainable by providing expertise and a wide range of products and services from plumbing, HVAC, appliances, and lighting to PVF, water and wastewater solutions, and more. Ferguson is headquartered in Newport News, Virginia.
The following table presents highlights of our annual performance:

	For the years ended July 31,
(In millions, except per share amounts)	2025	2024
Net sales	$30,762	$29,635
Operating profit	2,606	2,652
Net income	1,856	1,735

Earnings per share - diluted	9.32	8.53

Net cash provided by operating activities	1,908	1,873

Supplemental non-GAAP financial measures:(1)
Adjusted operating profit	2,842	2,824
Adjusted earnings per share - diluted	9.94	9.69

(1) The Company uses certain non-GAAP measures, which are not defined or specified under accounting principles generally accepted in the United States (“U.S. GAAP”). See the section titled “Non-GAAP Reconciliations and Supplementary Information.”
For fiscal 2025, net sales increased by 3.8%, primarily due to higher sales volume and incremental sales from acquisitions, partially offset by the impact of one less sales day in fiscal 2025 than in fiscal 2024. Pricing was slightly down year-over-year, primarily during the first half of fiscal 2025, due to deflation in certain commodity categories, which was partially offset by improvements in finished goods pricing.
For fiscal 2025, operating profit decreased 1.7% (adjusted operating profit increased 0.6%) compared to fiscal 2024. This decrease was primarily due to $80 million in non-recurring restructuring expenses, along with the profit impact of one less sales day in fiscal 2025. These decreases were partially offset by higher gross profit compared with fiscal 2024. Adjusted operating profit increased due to higher gross profit compared with fiscal 2024.
For fiscal 2025, diluted earnings per share was $9.32 (adjusted diluted earnings per share: $9.94), increasing 9.3% compared with the prior year due to higher net income and the impact of share repurchases. The higher year-over-year net income was primarily driven by non-recurring, non-cash deferred tax charges of $137 million incurred in fiscal 2024 in connection with establishing a new corporate structure to domicile our ultimate parent company in the United States. Adjusted diluted earnings per share increased 2.6%, primarily due the impact of the Company’s share repurchases, and to a lesser extent, higher adjusted operating profit.
Net cash provided by operating activities increased 1.9% to $1.9 billion in fiscal 2025. During fiscal 2025, the Company invested $301 million in acquisitions and $305 million in capital expenditures to meet the Company’s strategic objectives.

Results of Operations
The table below summarizes the Company’s consolidated statements of earnings for the periods indicated.

	For the years ended July 31,
(In millions)	2025	2024
Net sales	$30,762	$29,635
Cost of sales	(21,327)	(20,582)
Gross profit	9,435	9,053
Selling, general and administrative expenses	(6,376)	(6,038)
Restructuring and impairment expenses	(80)	(28)
Depreciation and amortization	(373)	(335)
Operating profit	2,606	2,652
Interest expense, net	(190)	(179)
Other income (expense), net	7	(9)
Income before income taxes	2,423	2,464
Provision for income taxes	(567)	(729)
Net income	$1,856	$1,735
Net sales
Net sales were $30.8 billion in fiscal 2025, an increase of $1.1 billion, or 3.8%, compared with 2024. The increase in net sales was primarily driven by higher sales volume and incremental sales from acquisitions of 1.0%, partially offset by the 0.4% impact of one less sales day in fiscal 2025. Pricing was slightly down year-over-year, primarily during the first half of fiscal 2025, due to deflation in certain commodity categories, which was partially offset by improvements in finished goods pricing. The Company’s increase in net sales was primarily driven by growth in non-residential markets, and to a lesser extent, in residential markets in its United States segment.
Gross profit
Gross profit was $9.4 billion in fiscal 2025, an increase of $382 million, or 4.2%, compared with fiscal 2024. Gross profit as a percent of sales was 30.7% in fiscal 2025 compared with 30.5% in the prior year. The increase reflected specific management actions to better capture the value provided to customers and the timing and extent of supplier price increases, partially offset by the impact of deflation in certain commodity categories, primarily during the first half of the year.
Selling, general and administrative expenses (“SG&A”)
SG&A expenses in fiscal 2025 increased $338 million, or 5.6%, compared with fiscal 2024. SG&A as a percentage of sales was 20.7% and 20.4% in fiscal 2025 and fiscal 2024, respectively. The increase in SG&A as a percent of sales primarily reflects higher performance based incentive compensation and the impact of cost inflation on labor, infrastructure and fleet.
Restructuring expenses
Corporate restructuring expenses
Corporate restructuring expenses were $7 million and $28 million in fiscal 2025 and 2024, respectively. During fiscal 2024, these expenses primarily related to establishing a new corporate structure to domicile our ultimate parent company in the United States. During fiscal 2025, these expenses were primarily related to transition activities following the establishment of our ultimate parent company’s domicile in the United States.
Business restructuring expenses
During the second half of fiscal 2025, the Company implemented targeted actions to streamline operations, enhancing speed and efficiency to better serve customers and drive further profitable growth. As a result of these actions, the Company recorded non-recurring business restructuring expenses of $73 million. No such amounts were recorded in fiscal 2024.

Net interest expense
Net interest expense was $190 million in fiscal 2025 compared with $179 million in fiscal 2024. The increase in interest expense was due to higher average borrowings in fiscal 2025 compared with the prior year.
Income tax expense
Income tax expense was $567 million for fiscal 2025, a decrease of $162 million compared with fiscal 2024. The Company’s effective tax rate was 23.4% for fiscal 2025 compared with 29.6% for fiscal 2024. The decrease in income tax expense and the decrease in the effective tax rate were primarily driven by non-recurring, non-cash deferred tax charges of $137 million incurred in the prior fiscal year due to the elimination of certain pre-existing U.K. tax attributes of the Company in connection with establishing a new corporate structure to domicile our ultimate parent company in the United States, as well as the release of uncertain tax positions following the lapse of statute of limitations in fiscal 2025.
Net income
Net income for fiscal 2025 was $1.9 billion, an increase of $121 million, or 7.0%, compared with fiscal 2024 due to the elements described in the sections above.
Segment results of operations for fiscal 2025 and fiscal 2024
The Company’s reportable segments are the United States and Canada based on how the Company manages its business and allocates resources, which is on a geographical basis. The Company’s measure of segment profit is adjusted operating profit. For further segment information, see Note 2, Segment and net sales information of the Notes to the Consolidated Financial Statements.
United States

	For the years ended July 31,
(In millions)	2025	2024
Net sales	$29,269	$28,195
Adjusted operating profit	2,840	2,820
Net sales for the United States segment were $29.3 billion in fiscal 2025, an increase of $1.1 billion, or 3.8%, compared with the prior year. The increase in net sales was primarily driven by higher sales volume, along with incremental sales from acquisitions of 1.0%. These increases were partially offset by price deflation of approximately 1%, mainly within certain commodity categories in the first half of the fiscal year that was partially offset by improvements in finished goods pricing. In addition, net sales growth was partially offset by the impact of one fewer sales day of 0.4% in the year-over-year comparison. Net sales growth in the non-residential markets was 6.8% due to growth in each of Commercial, Civil/Infrastructure and Industrial. Net sales in the residential markets increased by 0.9%, with growth across both new construction and RMI.
Adjusted operating profit in the United States was $2.8 billion, an increase of 0.7% compared with the prior year, primarily reflecting higher gross profit, partially offset by higher operating costs in light of sales volume growth and cost inflation.
Canada

	For the years ended July 31,
(In millions)	2025	2024
Net sales	$1,493	$1,440
Adjusted operating profit	66	60
Net sales for the Canada segment were $1,493 million in fiscal 2025, an increase of $53 million, or 3.7%, compared with the prior year. This increase in net sales was primarily due to incremental sales from acquisitions of 4.7% and price inflation of approximately 2%, partially offset by the impacts of foreign currency exchange rates of 2.3%, one fewer sales day in the fiscal year of 0.5% and slightly lower sales volume.
Adjusted operating profit for the Canada segment increased compared with the prior year, primarily due to higher sales and gross profit, partially offset by higher operating costs compared with the same period of prior year.

Non-GAAP Reconciliations and Supplementary Information
The Company reports its financial results in accordance with U.S. GAAP. However, the Company believes certain non-GAAP financial measures provide users of the Company’s financial information with additional meaningful information to assist in understanding financial results and assessing the Company’s performance from period to period. These non-GAAP financial measures include adjusted operating profit, adjusted net income and adjusted earnings per share (“adjusted EPS”) - diluted. Management believes these measures are important indicators of operations because they exclude items that may not be indicative of our core operating results and provide a better baseline for analyzing trends in our underlying businesses, and they are consistent with how business performance is planned, reported and assessed internally by management and the Company’s Board. Such non-GAAP adjustments include amortization of acquired intangible assets, discrete tax items, and any other items that are non-recurring. Non-recurring items may include various restructuring charges, gains or losses on the disposals of businesses which by their nature do not reflect primary operations, as well as certain other items deemed non-recurring in nature and/or that are not a result of the Company’s primary operations. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These non-GAAP financial measures should not be considered in isolation or as a substitute for results reported under U.S. GAAP. These non-GAAP financial measures reflect an additional way of viewing aspects of operations that, when viewed with U.S. GAAP results, provide a more complete understanding of the business. The Company strongly encourages investors and shareholders to review the Company’s financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
Reconciliation of net income to adjusted operating profit
The following table reconciles net income (U.S. GAAP) to adjusted operating profit (non-GAAP):

	For the years ended July 31,
(In millions)	2025	2024
Net income	$1,856	$1,735
Provision for income taxes	567	729
Interest expense, net	190	179
Other expense, net	(7)	9
Operating profit	2,606	2,652
Corporate restructuring expenses(1)	7	28
Business restructuring expenses(2)	73	—
Amortization of acquired intangibles	156	144
Adjusted operating profit	$2,842	$2,824
(1)For fiscal 2025, corporate restructuring expenses primarily related to incremental costs in connection with transition activities following the establishment of our ultimate parent company’s domicile in the United States. For fiscal 2024, corporate restructuring expenses related to incremental costs in connection with establishing the new corporate structure to domicile our ultimate parent company in the United States.
(2)For fiscal 2025, business restructuring expenses related to the Company’s implementation of targeted actions to streamline operations, enhancing speed and efficiency to better serve customers and drive further profitable growth.

Reconciliation of net income to adjusted net income and adjusted EPS - diluted
The following table reconciles net income (U.S. GAAP) to adjusted net income and adjusted EPS - diluted (non-GAAP):

	For the years ended July 31,
(In millions, except per share amounts)	2025		2024
		per share(1)		per share(1)
Net income	$1,856	$9.32	$1,735	$8.53
Corporate restructurings(2)	7	0.03	28	0.14
Business restructurings(3)	73	0.37	—	—
Amortization of acquired intangibles	156	0.78	144	0.71
Discrete tax adjustments(4)	(52)	(0.26)	101	0.49
Tax impact on non-GAAP adjustments(5)	(59)	(0.30)	(36)	(0.18)
Adjusted net income	$1,981	$9.94	$1,972	$9.69

Diluted weighted average shares outstanding	199.2		203.5
(1)Per share on a dilutive basis.
(2)For fiscal 2025, corporate restructuring expenses primarily related to incremental costs in connection with transition activities following the establishment of our ultimate parent company’s domicile in the United States. For fiscal 2024, corporate restructuring expenses related to incremental costs in connection with establishing the new corporate structure to domicile our ultimate parent company in the United States.
(3)For fiscal 2025, business restructuring expenses related to the Company’s implementation of targeted actions to streamline operations, enhancing speed and efficiency to better serve customers and drive further profitable growth.
(4)For fiscal 2025, discrete tax adjustments primarily related to the release of uncertain tax positions following the lapse of statute of limitations, as well as adjustments in connection with amended returns. For fiscal 2024, discrete tax adjustments primarily related to non-recurring, non-cash deferred tax charges of $137 million, resulting from the elimination of certain pre-existing U.K. tax attributes as part of the establishment of our parent company’s domicile in the United States, partially offset by the release of uncertain tax positions, as well as the tax treatment of certain compensation items that were not individually significant.
(5)For fiscal 2025, the tax impact on non-GAAP adjustments related to the restructuring expenses and the amortization of acquired intangibles. For fiscal 2024, the tax impact of non-GAAP adjustments primarily related to the amortization of acquired intangibles.

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
Cash flows
As of July 31, 2025 and 2024, the Company had cash and cash equivalents of $674 million and $571 million, respectively. In addition to cash, the Company had $2.0 billion of available liquidity from undrawn debt facilities as of July 31, 2025.
As of July 31, 2025, the Company’s total debt was $4.2 billion. The Company anticipates that it will be able to meet its debt obligations as they become due.
Cash flows from operating activities

	As of July 31,
(In millions)	2025	2024
Net cash provided by operating activities	$1,908	$1,873
Net cash provided by operating activities increased by 1.9% to $1.9 billion in fiscal 2025. This increase was primarily driven by the timing of vendor and tax payments compared with the prior year, partially offset by an increase in receivables in light of sales growth and an increase in inventory in connection with sales volume growth and consideration of customer demand, as well as lower net income (adjusted for non-cash items).
Cash flows from investing activities

	As of July 31,
(In millions)	2025	2024
Net cash used in investing activities	($543)	($601)
Net cash used in investing activities decreased 9.7% to $0.5 billion in fiscal 2025.
Capital expenditure totaled $305 million and $372 million in fiscal 2025 and fiscal 2024, respectively. These investments were primarily for strategic projects to support future growth, such as new market distribution centers, our branch network and new technology. In addition, the Company invested $301 million and $260 million in new acquisitions in fiscal 2025 and fiscal 2024, respectively.
Cash flows from financing activities

	As of July 31,
(In millions)	2025	2024
Net cash used in financing activities	($1,286)	($1,313)
Net cash used in financing activities decreased 2.1% to $1.3 billion in fiscal 2025.
Dividends paid to shareholders were $489 million and $784 million in fiscal 2025 and 2024, respectively. The decrease was due to the timing of dividend payments in fiscal 2025 and 2024. The Company generally pays dividends in the fiscal quarter following the fiscal quarter in which the dividend was declared. However, the dividends declared in the fourth quarter of fiscal 2024 were also paid in the fourth quarter of fiscal 2024 in connection with establishing a new corporate structure to domicile our ultimate parent company in the United States. As such, no dividends were paid in the first quarter of fiscal 2025.
Share repurchases under the Company’s announced share repurchase program were $948 million and $634 million in fiscal 2025 and 2024, respectively.

Net proceeds from debt were $221 million compared to net proceeds from debt of $145 million in fiscal 2025 and 2024, respectively. In fiscal 2025, the Company received net proceeds of $746 million and $125 million from the issuance of certain Unsecured Senior Notes and net borrowings under the Receivables Facility (each, as defined below), respectively. These proceeds were partially offset by debt repayments of $500 million and $150 million in connection with the Company’s Term Loan (as defined in Note 9, Debt to the Consolidated Financial Statements) and the maturity of certain Private Placement Notes (as defined below), respectively. In fiscal 2024, the Company had net borrowings of $200 million under the Receivables Facility, partially offset by the repayment of $55 million in connection with the maturity of certain Private Placement Notes.
Reinvestment of unremitted earnings
We consider foreign earnings of specific subsidiaries to be indefinitely reinvested. As of July 31, 2025 and 2024, these permanently reinvested earnings of foreign subsidiaries amounted to $800 million and $795 million, respectively. If at some future date, the Company ceases to be permanently reinvested in these specific foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on these undistributed earnings and may need to record a deferred tax liability for any outside basis difference on these specific foreign subsidiaries. In addition, interest payments made between the U.S. and U.K. are anticipated to be exempt from withholding taxes, however, if Ferguson should fail to meet treaty requirements, withholding taxes may apply to these payments.
Debt facilities
The following section summarizes certain material provisions of our long-term debt facilities and current obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness.

	As of July 31,
(In millions)	2025	2024
Short-term debt	$400	$150
Long-term debt	3,752	3,774
Total debt	$4,152	$3,924
Private Placement Notes
In June 2015 and November 2017, Wolseley Capital, Inc. (“Wolseley Capital”), a wholly-owned subsidiary of the Company, privately placed fixed rate notes in an aggregate principal amount of $800 million and $355 million, respectively (collectively, the “Private Placement Notes”). As of July 31, 2025, $700 million in Private Placement Notes were outstanding.
Subsequent to July 31, 2025, the Company repaid $400 million in Private Placement Notes that matured in September 2025.
Unsecured Senior Notes
As of July 31, 2025, the Company has issued a total of $3.1 billion in unsecured notes, collectively referred to as the “Unsecured Senior Notes”.
•Ferguson Finance plc (“Ferguson Finance”) has issued $2.35 billion of Unsecured Senior Notes.
•In October 2024, Ferguson Enterprises Inc. (“FEI”) issued an aggregate principal amount of $750 million of Unsecured Senior Notes.
In September 2025, FEI issued an additional $750 million aggregate principal amount of Unsecured Senior Notes, maturing in March 2031 (the “2031 Senior Notes”). The 2031 Senior Notes bear interest at a rate of 4.35%, payable semi-annually.
Revolving Credit Facility
In April 2025, the Company entered into a revolving credit agreement (the “Revolving Credit Agreement”), replacing its existing $1.35 billion Multicurrency Revolving Facility. The Revolving Credit Agreement provides an unsecured revolving credit facility in an aggregate committed amount of $1.5 billion (the “Revolving Facility”). The Revolving Credit Agreement provides the Company with the ability to increase from time to time the aggregate capacity of the facility by $500 million under certain conditions, subject to lender participation.
As of July 31, 2025, no borrowings were outstanding under the Revolving Facility.

Receivables Securitization Facility
The Company maintains a Receivables Securitization Facility with an aggregate total available amount of $915 million (as amended from time to time, the “Receivables Facility”). The Company has the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion from time to time, subject to lender participation.
As of July 31, 2025, $375 million in borrowings were outstanding under the Receivables Facility.
Other
The Company was in compliance with all debt covenants for all facilities as of July 31, 2025.
See Note 9, Debt to the Consolidated Financial Statements for further details regarding the Company’s debt.
There have been no significant changes during the fiscal year to the Company’s policies on accounting for, valuing and managing the risk of financial instruments.
Guarantor Disclosures
In October 2024, FEI issued and sold $750 million aggregate principal amount of certain Unsecured Senior Notes. The obligations under such Unsecured Senior Notes are unsecured and are fully and unconditionally guaranteed on an unsecured basis by FUKHL (the “Guarantor” and together with FEI, the “Obligor Group”).
FEI is a holding company that primarily repurchases shares and pays dividends, issues and services third-party debt obligations and engages in certain corporate and headquarters activities, as well as holds an investment in its direct subsidiary, that primarily holds investments in and borrows from the Guarantor. The Guarantor is a holding company that primarily issues and services third-party debt obligations and holds investments in, borrows from and lends to non-guarantor subsidiary operating companies. These activities are generally funded by non-guarantor subsidiaries. The Guarantor is a private limited company incorporated under the laws of England and Wales and an indirect subsidiary of FEI.
Summarized Financial Information of Obligor Group
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for the Obligor Group on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X and should be read in conjunction with the Consolidated Financial Statements and notes thereto that included in Item 8 of this Annual Report.

	As of July 31,
(In millions)	2025	2024
Current assets	$284	$69
Non-current assets	25	59
Current liabilities	201	23
Non-current liabilities	740	500
Due from non-guarantor subsidiaries	9,283	5,474

For the years ended July 31,
(In millions)	2025
Net sales	$—
Gross profit	—
Operating loss	(46)
Net loss	(162)

Other interest income, net from non-guarantor subsidiaries	653
Other income, net from non-guarantor subsidiaries(1)	$4,383
(1)Includes income from intercompany transactions with non-guarantor subsidiaries, primarily from non-cash dividend transactions.

Contractual obligations
The table below sets forth the Company’s anticipated contractual cash outflows on an undiscounted basis as of July 31, 2025:

	As of July 31, 2025
(In millions)	Total	Fiscal 2026	Fiscal 2027 & 2028	Fiscal 2029 & 2030	Thereafter
Debt - principal(a)	$4,175	$400	$975	$1,350	$1,450
Debt - interest only(b)	986	178	305	233	270
Operating leases	2,089	457	803	479	350
Leases not yet commenced	63	63	—	—	—
Other purchase obligations(c)	2,708	2,708	—	—	—
Total	$10,021	$3,806	$2,083	$2,062	$2,070
(a)See Note 9, Debt to the Consolidated Financial Statements for further details.
(b)Interest on debt is calculated using the prevailing spot interest rate as of the balance sheet date.
(c)Other purchase obligations primarily include commitments to purchase inventory and other goods and services and uncompleted additions to property, buildings and equipment that are expected to be satisfied within the next 12 months. Purchase obligations are made in the ordinary course of business to meet operating needs. While purchase orders for both inventory purchases and non-inventory purchases are generally cancellable without penalty, certain vendor agreements provide for cancellation fees or penalties depending on the terms of the contract.
Tax obligations
At July 31, 2025, the Company had aggregate liabilities for unrecognized tax benefits totaling $126 million, none of which are expected to be paid in the next 12 months. The timing of payment, if any, associated with our long-term unrecognized tax benefit liabilities is unknown. See Note 4, Income Tax to the Consolidated Financial Statements for further discussion of our unrecognized tax benefits.
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
The Company measures discount rates by reference to corporate bond yields, which can also vary significantly between reporting periods, particularly in light of macroeconomic factors that can impact corporate bond yields. The most sensitive assumption used for the Company’s U.K. pension plan were as follows:

Rate assumption:	2025	2024	2023
Discount rate, benefit obligation	5.80%	5.00%	5.05%
The sensitivity analyses below show the (increase)/decrease in the Company’s defined benefit plan net asset/liability due to reasonably possible changes of the respective assumptions occurring at the end of the reporting period, while holding all other assumptions constant.

(In millions)	Change	U.K.
Discount rate, benefit obligation	+0.25%	($33)
	(0.25)%	35
Wage inflation growth rate, benefit obligation	+0.25%	29
	(0.25)%	(28)
Life expectancy	+1 year	41
Accounting developments and changes
Refer to Note 1, Summary of significant accounting policies to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risks arising from changes in foreign currency exchange rates, interest rates and commodity prices. The Company has well-defined risk management policies, which have been consistently applied during fiscal years 2025, 2024 and 2023. We use derivative and non-derivative instruments to hedge a portion of our risks, none of which are for trading or speculative purposes. There have been no changes since the previous year in the major financial risks faced by the Company.
Foreign currency exchange rates risk
We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars and on the purchase of goods and services by these foreign operations that are not denominated in their local currencies. Our foreign currency related hedging arrangements outstanding at the end of fiscal 2025 and 2024 were not material. A hypothetical 10% change in the relative value of the U.S. dollar would not materially impact the Company’s net income for fiscal 2025.
Interest rate risks
The Company is exposed to interest rate risk on its debt. In connection with certain of its Private Placement Notes, the Company entered into interest rate swaps, designated as fair value hedges, to manage its exposure to interest rate movements on its debt. If short-term interest rates varied by 10%, the impact on the Company’s variable-rate debt obligations would not have a material impact on the Company’s net income.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ferguson Enterprises Inc. and subsidiaries (the "Company") as of July 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended July 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

Inventory Reserves - Refer to Note 1 to the Financial Statements
Critical Audit Matter Description
The Company had inventories of $4.5 billion as of July 31, 2025.
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
•Obtained an understanding of the Company’s accounting policies related to the reserve calculation. Based on that understanding, we evaluated the appropriateness of the policy and independently recalculated the inventory reserve amount based on the Company’s policy;
•Recalculated the inventory reserve in accordance with the Company’s policy for a sample of certain inventory items;
•Developed an independent expectation of the inventory reserve at year end based on historical ratios and compared the inventory reserve against our expectation.

/s/ Deloitte & Touche LLP
Richmond, VA
September 26, 2025
We have served as the Company's auditor since 2022.

Ferguson Enterprises Inc.
Consolidated Statements of Earnings

	For the years ended July 31,
(In millions, except per share amounts)	2025	2024	2023
Net sales	$30,762	$29,635	$29,734
Cost of sales	(21,327)	(20,582)	(20,709)
Gross profit	9,435	9,053	9,025
Selling, general and administrative expenses	(6,376)	(6,038)	(5,920)
Restructuring and impairment expenses	(80)	(28)	(125)
Depreciation and amortization	(373)	(335)	(321)
Operating profit	2,606	2,652	2,659
Interest expense, net	(190)	(179)	(184)
Other income (expense), net	7	(9)	(11)
Income before income taxes	2,423	2,464	2,464
Provision for income taxes	(567)	(729)	(575)
Net income	$1,856	$1,735	$1,889

Earnings per share - Basic	$9.33	$8.55	$9.15

Earnings per share - Diluted	$9.32	$8.53	$9.12

Weighted average number of shares outstanding:
Basic	198.9	202.9	206.4
Diluted	199.2	203.5	207.2
See accompanying Notes to the Consolidated Financial Statements.

Ferguson Enterprises Inc.
Consolidated Statements of Comprehensive Income

	For the years ended July 31,
(In millions)	2025	2024	2023
Net income	$1,856	$1,735	$1,889
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2)	(32)	(9)
Pension adjustments, net of tax impacts of $12, $4 and $16, respectively.	(38)	(11)	(49)
Total other comprehensive loss, net of tax	(40)	(43)	(58)
Comprehensive income	$1,816	$1,692	$1,831
See accompanying Notes to the Consolidated Financial Statements.

Ferguson Enterprises Inc.
Consolidated Balance Sheets

	As of July 31,
(In millions, except share amounts)	2025	2024
Assets
Cash and cash equivalents	$674	$571
Accounts receivable, less allowances of $24 and $21, respectively	3,964	3,602
Inventories	4,492	4,188
Prepaid and other current assets	945	1,020
Assets held for sale	71	29
Total current assets	10,146	9,410
Property, plant and equipment, net	1,846	1,752
Operating lease right-of-use assets	1,763	1,565
Deferred income taxes, net	225	181
Goodwill	2,464	2,357
Other intangible assets, net	726	753
Other non-current assets	559	554
Total assets	$17,729	$16,572

Liabilities and stockholders' equity
Accounts payable	$3,577	$3,410
Short-term debt	400	150
Current portion of operating lease liabilities	447	395
Other current liabilities	1,578	1,261
Liabilities held for sale	26	—
Total current liabilities	6,028	5,216
Long-term debt	3,752	3,774
Long-term portion of operating lease liabilities	1,367	1,198
Other long-term liabilities	750	768
Total liabilities	11,897	10,956

Stockholders’ equity:
Ordinary shares, par value 10 pence: 500,000,000 shares authorized, 0 and 232,171,182 shares issued, respectively	$—	$30
Common stock, par value $0.0001; 500,000,000 shares authorized; 201,343,253 and 0 shares issued, respectively	—	—
Paid-in capital	926	864
Retained earnings	6,776	9,589
Treasury shares, 4,759,053 and 30,827,929 shares, respectively at cost	(899)	(3,936)
Accumulated other comprehensive loss	(971)	(931)
Total stockholders' equity	5,832	5,616
Total liabilities and stockholders' equity	$17,729	$16,572
See accompanying Notes to the Consolidated Financial Statements.

Ferguson Enterprises Inc.
Consolidated Statements of Stockholders’ Equity

	For the years ended July 31,
(In millions, except per share data)	2025	2024	2023
Ordinary shares:
Balance at beginning of period	$30	$30	$30
Treasury shares canceled	(4)	—	—
Ordinary shares canceled	(26)	—	—
Balance at end of period	—	30	30

Common stock:
Balance at beginning of period	—	—	—
Common stock issued	—	—	—
Balance at end of period	—	—	—

Paid-in capital:
Balance at beginning of period	864	809	760
Share-based compensation expense	36	53	49
Ordinary shares canceled	26	—	—
Other	—	2	—
Balance at end of period	926	864	809

Retained earnings:
Balance at beginning of period	9,589	8,557	7,594
Treasury shares canceled	(3,932)	—	—
Net income	1,856	1,735	1,889
Cash dividends declared of $3.28, $3.12, and $4.16, respectively	(652)	(631)	(858)
Shares issued under employee stock plans	(85)	(72)	(68)
Balance at end of period	6,776	9,589	8,557

Treasury shares:
Balance at beginning of period	(3,936)	(3,425)	(2,782)
Treasury shares canceled	3,936	—	—
Share repurchases	(953)	(558)	(667)
Shares issued under employee share plans, net	54	47	24
Balance at end of period	(899)	(3,936)	(3,425)

Employee Benefit Trust:
Balance at beginning of period	—	(46)	(107)
Shares issued	—	45	61
Other	—	1	—
Balance at end of period	—	—	(46)

Accumulated other comprehensive loss:
Balance at beginning of period	(931)	(888)	(830)
Total other comprehensive loss	(40)	(43)	(58)
Balance at end of period	(971)	(931)	(888)
Total stockholder's equity	$5,832	$5,616	$5,037
See accompanying Notes to the Consolidated Financial Statements.

Ferguson Enterprises Inc.
Consolidated Statements of Cash Flows

(In millions)	For the years ended July 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,856	$1,735	$1,889
Depreciation and amortization	373	335	321
Share-based compensation	28	49	51
Non-cash impact of impairments	—	—	125
Changes in deferred income taxes	(39)	125	(104)
Changes in inventories	(273)	(252)	607
Changes in receivables and other assets	(321)	(98)	(1)
Changes in accounts payable and other liabilities	278	11	(196)
Changes in income taxes payable	7	(45)	24
Other operating activities	(1)	13	11
Net cash provided by operating activities of continuing operations	1,908	1,873	2,727
Net cash used in operating activities of discontinued operations	—	—	(4)
Net cash provided by operating activities	1,908	1,873	2,723

Cash flows from investing activities:
Purchase of businesses acquired, net of cash acquired	(301)	(260)	(616)
Capital expenditures	(305)	(372)	(441)
Other investing activities	63	31	3
Net cash used in investing activities	(543)	(601)	(1,054)

Cash flows from financing activities:
Purchase of treasury shares	(948)	(634)	(908)
Proceeds from sale of treasury shares	—	17	17
Repayments of debt	(4,400)	(2,110)	(2,930)
Proceeds from debt	4,621	2,255	2,775
Change in bank overdrafts	4	(16)	(15)
Cash dividends	(489)	(784)	(711)
Other financing activities	(74)	(41)	(35)
Net cash used in financing activities	(1,286)	(1,313)	(1,807)
Change in cash, cash equivalents and restricted cash	79	(41)	(138)
Effects of exchange rate changes	3	(3)	22
Cash, cash equivalents and restricted cash, beginning of period	625	669	785
Cash, cash equivalents and restricted cash, end of period	$707	$625	$669

Supplemental Disclosures:
Cash paid for income taxes	$601	$651	$656
Cash paid for interest	189	188	182
Accrued capital expenditures	14	6	17
Accrued dividends	163	—	152
See accompanying Notes to the Consolidated Financial Statements.

Ferguson Enterprises Inc.
Notes to the Consolidated Financial Statements
Note 1. Summary of significant accounting policies
Background
Ferguson Enterprises Inc. (including subsidiaries, the “Company”) (NYSE: FERG; LSE: FERG) is a Delaware corporation. Ferguson is a value-added distributor serving the water and air specialized professional in the residential and non-residential North American construction market. We help make our customers’ complex projects simple, successful and sustainable by providing expertise and a wide range of products and services from plumbing, HVAC, appliances, and lighting to PVF, water and wastewater solutions, and more. We sell through a common network of distribution centers, branches, counter service and expert sales associates, showroom consultants and e-commerce channels. The corporate headquarters of the Company is located at 751 Lakefront Commons, Newport News, Virginia 23606.
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
Financial statements and basis of consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification and in conjunction with the rules and regulations of the SEC. These consolidated financial statements include the results of the Company and its wholly-owned subsidiaries as of July 31, 2025. All intercompany transactions have been eliminated from the consolidated financial statements.
Fiscal year
Except as otherwise specified, references to years indicate our fiscal year ended July 31 of the respective year. For example, references to “fiscal 2025” or similar references refer to the fiscal year ended July 31, 2025.
Use of estimates
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting reported amounts in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
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
The following table presents net advertising expenses included in SG&A:

	For the years ended July 31,
(In millions)	2025	2024	2023
Net advertising and marketing costs	$376	$380	$403

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

	As of July 31,
(In millions)	2025	2024	2023
Cash and cash equivalents	$674	$571	$601
Restricted cash	33	54	68
Total cash, cash equivalents and restricted cash	$707	$625	$669
Concentrations of credit risk
The Company monitors credit risk associated with those financial institutions with which it conducts significant business. Credit risk, including but not limited to counterparty non-performance under derivative instruments and our credit facilities, is not considered significant, as we primarily conduct business with large, well-established financial institutions. This risk is managed by setting credit and settlement limits for approved counterparties. In addition, the Company has established guidelines that it follows regarding counterparty credit ratings which are monitored regularly, seeking to limit its exposure to any individual counterparty. The concentration of credit risk was deemed not significant as of July 31, 2025 and 2024.
Cost of sales
Cost of sales includes the cost of goods purchased for resale, net of earned rebates, and the cost of bringing inventory to a sellable location and condition. As the Company does not produce or manufacture products, its inventories are finished goods and therefore depreciation related to warehouse facilities and equipment is presented separately within operating expenses.
Derivative instruments and hedging activity
Derivative financial instruments, in particular interest rate swaps and foreign exchange swaps, are used to manage the financial risks arising from the Company’s business activities and the financing of those activities. Derivatives are not used for speculative purposes or trading activities and have generally not been significant. Derivatives are measured at their fair values and included in other assets and other liabilities in the consolidated balance sheets. The Company’s derivatives are not material.

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
Assets are depreciated to their estimated residual value using the straight-line method over their estimated useful lives as follows:

Owned buildings	20 - 50 years
Leasehold improvements	Up to period of lease
Plant and machinery	10 years
Computer hardware	3 - 5 years
Furniture, fixtures, equipment	5 - 7 years
Vehicles	4 years
Rebates
The Company has agreements with a number of its suppliers whereby volume-based rebates and other discounts are received in connection with the purchase of goods for resale from those suppliers (“supplier rebates”).
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
Rebates relating to the purchase of goods for resale are accrued as earned and are recorded initially as a deduction to the cost of inventory with a subsequent reduction in cost of sales when the related goods are sold. When the Company has the legal right of offset and net settles with the supplier, the supplier rebate receivables are offset with amounts owed to the supplier at the balance sheet date and are included within accounts payable. When the Company does not have the legal right of offset, the supplier rebate receivables are recorded in prepaid and other current assets in the consolidated balance sheets. As of July 31, 2025 and 2024, rebates owed to the Company were $471 million and $491 million, respectively.

Revenue recognition
The Company recognizes revenue when a sales arrangement with a customer exists (e.g., contract, purchase orders, others), the transaction price is fixed or determinable, collection of consideration is probable and the Company has satisfied its performance obligation per the sales arrangement. The majority of the Company’s revenue originates from sales arrangements with a single performance obligation to deliver products, whereby performance obligations are satisfied when control of the product is transferred to the customer which is the point they are delivered to, or collected by, the customer. Therefore, shipping and handling activities are not deemed to be a separate performance obligation. Payment terms between the Company and its customers vary by the type of customer, country of sale and the products sold. The Company does not have significant financing components in its contracts and the payment due date is typically shortly after sale.
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
Share-based compensation
Share-based incentives are provided to associates under the Company’s long-term incentive and all-employee share purchase plans. The Company recognizes a compensation cost in respect of these plans based on the fair value of the awards as determined at the date of grant and is not subsequently remeasured unless the conditions on which the award was granted are modified. Compensation cost is generally recognized on a straight-line basis over the vesting period, utilizing cumulative catch-up for changes in estimates of non-market performance conditions. Estimates of expected forfeitures are made at the date of grant based on historical experience to appropriately reduce expense for those grants expected not to satisfy service conditions, or based on expected performance for non-market performance conditions. The estimated forfeitures are adjusted when facts and circumstances indicate the prior estimate is no longer appropriate.
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

Supplier finance program
The Company maintains a supplier financing program with a third party financial institution wherein certain of the Company’s shipping and logistics providers in the United States can opt to receive early payment from the third party financial institution at a nominal discount. Such payment terms are independently negotiated between the third party financial institution and the shipping and logistics providers. The Company’s obligations to suppliers are unchanged and payment terms are consistent with the Company’s normal payment terms. All outstanding payables related to the supplier finance program are classified within accounts payable within our consolidated balance sheets.
The rollforward of outstanding obligations confirmed as valid under the supplier finance program is as follows:

For the year ended July 31,
(In millions)	2025
Beginning balance	$46
Invoices confirmed during the year	390
Confirmed invoices paid during the year	(374)
Ending balance	$62
Recently issued accounting pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions, including information about purchases of inventory, employee compensation, depreciation and intangible asset amortization for each relevant expense caption on the face of the income statement. Per ASU No. 2025-01, the amendments under ASU No. 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The ASU No. 2024-03 can be adopted either prospectively or retrospectively. The Company is currently evaluating the ASU to determine the impact on its disclosures.
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

Note 2. Segment and net sales information
The Company reports its financial results of operations on a geographical basis in the following two reportable segments which are also operating segments: United States and Canada. Each segment generally derives its revenues in the same manner as described in Note 1, Summary of significant accounting policies. The Company uses adjusted operating profit as its measure of segment profit. Certain income and expenses are not allocated to the Company’s segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts.
This segment structure reflects the financial information and reports used by the Company’s management, specifically its chief operating decision makers (“CODM”), to make decisions regarding the Company’s business, including resource allocations and performance assessments, as well as the current operating focus in compliance with ASC 280, Segment Reporting. The Company’s CODM are the Chief Executive Officer and the Chief Financial Officer.
The significant expenses reviewed by the CODM include operating costs and costs of sales. The operating costs evaluated by the CODM are primarily SG&A, including depreciation expense on long lived assets and software amortization expense.
The CODM use segment adjusted operating profit to evaluate performance and allocate resources (including employees, property, and financial or capital resources) in conjunction with the annual budget process, as well as during periodic business reviews.
Segment results were as follows:

	For the years ended July 31,
(In millions)	2025	2024	2023
Net sales:
United States	$29,269	$28,195	$28,291
Canada	1,493	1,440	1,443
Total net sales	$30,762	$29,635	$29,734

Cost of sales:
United States	(20,238)	(19,528)	(19,650)
Canada	(1,089)	(1,054)	(1,059)

Operating costs:
United States	(6,191)	(5,847)	(5,749)
Canada	(338)	(326)	(308)

Adjusted operating profit:
United States	2,840	2,820	2,892
Canada	66	60	76
Total segment adjusted operating profit	2,906	2,880	2,968

Central and other costs(1)	(64)	(56)	(51)
Restructuring and impairment expenses(2)	(80)	(28)	(125)
Amortization of acquired intangible assets	(156)	(144)	(133)
Interest expense, net	(190)	(179)	(184)
Other expense, net	7	(9)	(11)
Income before income taxes	$2,423	$2,464	$2,464

(1)Primarily includes SG&A, including depreciation expense on long lived assets and software amortization expense that is not related to a segment.
(2)See Note 18, Restructuring and impairment expenses for further information.

Capital expenditures and depreciation and amortization by segment were as follows:

	For the years ended July 31,
(In millions)	2025	2024	2023
Capital expenditures:
United States	$300	$353	$423
Canada	5	19	18
Total capital expenditures	$305	$372	$441

Depreciation and amortization:
United States	$356	$323	$313
Canada	17	12	8
Total depreciation and amortization(1)	$373	$335	$321
(1) Includes amortization of acquired intangible assets of $156 million, $144 million and $133 million in 2025, 2024 and 2023, respectively. These amounts are not included in segment adjusted operating profit.

Assets by segment included:

	As of July 31,
(In millions)	2025	2024
Assets:
United States	$15,757	$14,795
Canada	1,008	898
Total segment assets	16,765	15,693
Corporate	964	879
Total assets	$17,729	$16,572
Long-lived assets are as follows:

	As of July 31,
(In millions)	2025	2024
Long-lived assets:
United States	$1,795	$1,699
Canada	51	53
Total long-lived assets	$1,846	$1,752

Net sales disaggregation
A disaggregation of net sales by end market is as follows:

	For the years ended July 31,
(In millions)	2025	2024	2023
United States:
Residential	$14,598	$14,464	$14,820
Non-residential:
Commercial	10,088	9,431	9,213
Civil/Infrastructure	2,609	2,396	2,344
Industrial	1,974	1,904	1,914
Total Non-residential	14,671	13,731	13,471
Total United States	29,269	28,195	28,291
Canada	1,493	1,440	1,443
Total net sales	$30,762	$29,635	$29,734
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
Note 3. Weighted average shares
The following table shows the calculation of diluted shares:

	For the years ended July 31,
(In millions)	2025	2024	2023
Weighted average number of shares outstanding:
Basic weighted average shares	198.9	202.9	206.4
Effect of dilutive shares (1)	0.3	0.6	0.8
Diluted weighted average shares	199.2	203.5	207.2

Excluded anti-dilutive shares	0.1	—	0.1
(1) Represents the potential dilutive impact of share-based awards.

Note 4. Income tax
Income before income tax by geographical area consisted of the following:

	For the years ended July 31,
(In millions)	2025	2024	2023
United States	$2,263	$2,022	$2,011
International	160	442	453
Total	$2,423	$2,464	$2,464
In fiscal 2025, the Company became a tax resident in the United States. As such, the categories in connection with certain disclosure requirements have changed and are therefore reflected separately from prior years.
Provisions for income taxes for the U.S. federal, state and local and international consisted of the following:

For the year ended July 31,
(In millions)	2025
Current:
U.S. Federal	$458
U.S. State and Local	125
International	23
Total current	$606

Deferred:
U.S. Federal	($36)
U.S. State and Local	(7)
International	4
Total deferred	($39)

Provision for income taxes	$567
Provision for income taxes in prior years consisted of the following:

	For the years ended July 31,
(In millions)	2024	2023
Current:
Federal and state (U.S.)	$552	$624
United Kingdom	3	—
International	49	55
Total current	$604	$679

Deferred:
Federal and state (U.S.)	($32)	($120)
United Kingdom	155	17
International	2	(1)
Total deferred	$125	($104)

Provision for income taxes	$729	$575

The following is a reconciliation of income tax expense with income taxes at the U.S. statutory rate:

	For the years ended July 31,
(In millions)	2025
Provision for income taxes at U.S. statutory rate(1)	$509	21.0%
State and local income tax net of federal income tax benefit	92	3.8
Foreign operations	8	0.3
Impact of change in reserves	(21)	(0.9)
U.S. business credits	(11)	(0.4)
Non-taxable income	(10)	(0.4)
Income tax expense	$567	23.4%
(1)For fiscal years 2025, the Company was a tax resident in the U.S. Therefore, the Company utilized the U.S. statutory rate.
The following is a reconciliation of income tax expense with income taxes at the U.K. statutory rate:

	For the years ended July 31,
(In millions)	2024		2023
Provision for income taxes at U.K. statutory rate(1)	$616	25.0%	$518	21.0%
Non-U.K. tax rate differentials	(30)	(1.2)	68	2.8
Impact of change in reserves	12	0.5	8	0.3
Tax credits	(8)	(0.3)	(15)	(0.6)
Impact of Merger transaction (2)	144	5.8	—	—
Non-taxable income	(13)	(0.5)	(6)	(0.2)
Other	8	0.3	2	—
Income tax expense	$729	29.6%	$575	23.3%
(1)For fiscal years 2024 and 2023, the Company was a tax resident in the U.K. Therefore, the Company utilized the U.K. statutory rate. Since the change in statutory rate transitioned between fiscal years, the Company utilized a prorated statutory rate during fiscal 2023.
(2)As a result of the steps taken in the fourth quarter of fiscal 2024 to complete the Merger, the Company recognized one-time, non-cash deferred tax charges of $137 million composed of a reduction in deferred tax assets of $90 million related to tax losses that were no longer expected to be realizable and an increase in valuation allowance of $47 million related to U.K. deferred tax assets no longer expected to be realizable, as well the tax impact of non-deductible expenses related to the Merger.

Deferred Taxes
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of July 31,
(In millions)	2025	2024
Assets:
Deferred compensation	$97	$82
Tax loss carryforwards	92	90
Lease liabilities	460	404
Sales returns and other liabilities	146	106
Inventory	36	45
Capitalized research and development	114	82
Other	32	49
Total deferred tax assets	977	858
Valuation allowance	(129)	(128)
Total deferred tax assets, net of valuation allowance	$848	$730

Liabilities:
Right of use assets	($447)	($397)
Goodwill and intangible assets	(139)	(129)
Property, plant and equipment	(44)	(34)
Total deferred tax liabilities	(630)	(560)
Net deferred tax assets	$218	$170
We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Our valuation allowance at July 31, 2025 related to foreign net capital loss carryforwards in the U.K. and Canada as well as deferred tax assets in the U.K. which are not expected to be realizable. Our valuation allowance at July 31, 2024 relates to foreign net capital loss carryforwards in the U.K. and Canada which are not expected to be realizable. For the year ended July 31, 2025, there was a $1 million change in the valuation allowance (2024: $47 million and 2023: $4 million).
As of July 31, 2025, the Company had U.S. federal and state operating loss carryforwards for income tax purposes of $8 million and $24 million, respectively. Some of the loss carryforwards may expire at various dates through 2039. At July 31, 2025, the Company had $369 million of loss carryforwards related to international operations. The Company’s foreign losses and foreign capital losses were offset with valuation allowances.
Unrecognized Tax Benefits
The following table reconciles the beginning and ending amount of our gross unrecognized tax benefits:

	For the years ended July 31,
(In millions)	2025	2024	2023
Unrecognized tax benefits at beginning of fiscal year	$151	$144	$140
Additions based on tax positions related to current year	5	25	27
Additions for tax positions of prior years	2	2	2
Reductions for tax positions of prior years	—	(10)	—
Reductions due to lapse of statute of limitations	(32)	(10)	(25)
Unrecognized tax benefits	$126	$151	$144

As of July 31, 2025, the unrecognized tax benefits that, if recognized, would impact the effective tax rate were $126 million (2024: $151 million and 2023: $144 million). The Company recognizes interest and penalties in the income tax provision in its consolidated statements of earnings. As of July 31, 2025, the Company had accrued interest of $32 million (2024: $28 million and 2023: $23 million). For the year ended July 31, 2025, the interest expense included in income tax expense was $4 million (2024: $5 million and 2023: $6 million). Penalties related to these positions were not material for all periods presented.
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlement of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. The Company anticipates that the balance of gross unrecognized tax benefits, excluding interest and penalties, will be reduced by $61 million during the next 12 months, primarily due to statute of limitation expirations. However, the outcomes and timing of such events are highly uncertain and changes in the occurrence, expected outcomes and timing of such events could cause the Company’s current estimate to change materially in the future.
Reinvestment of Unremitted Earnings
We consider foreign earnings of specific subsidiaries to be indefinitely reinvested. These permanently reinvested earnings of foreign subsidiaries at July 31, 2025 amounted to $800 million (2024: $795 million). The Company is not recording a deferred tax liability, if any, on such amounts. If at some future date, the Company ceases to be permanently reinvested in these specific foreign subsidiaries, the Company may be subject to foreign withholding and other taxes on these undistributed earnings and may need to record a deferred tax liability for any outside basis difference on these specific foreign subsidiaries. In addition, interest payments made between the U.S. and U.K. are anticipated to be exempt from withholding taxes, however, if Ferguson should fail to meet treaty requirements, withholding taxes may apply to these payments.
Tax Return Examination Status
The Company files income tax returns in the U.S., U.K. and in various other foreign, state and local jurisdictions. We are subject to tax audits in the various jurisdictions until the respective statutes of limitation expire. The Company is no longer subject to U.S. income tax examinations for fiscal years before 2022 with the exception of fiscal year 2020. With respect to the U.K., the company is no longer subject to examinations by tax authorities for fiscal years before 2020. There are ongoing U.S. state and local audits and other foreign audits covering fiscal 2013-2023. We do not expect the results from any ongoing income tax audit to have a material impact on our consolidated financial condition, results of operations or cash flows.
Note 5. Property, plant and equipment
Property, plant and equipment consisted of the following:

	As of July 31,
(In millions)	2025	2024
Land	$399	$388
Buildings	1,206	1,185
Leasehold improvements	719	618
Plant and machinery	1,012	927
Other equipment	173	166
Property, plant and equipment	3,509	3,284
Less: Accumulated depreciation	(1,663)	(1,532)
Property, plant and equipment, net	$1,846	$1,752
Depreciation related to property, plant and equipment included in operating costs for fiscal 2025 was $187 million (2024: $162 million and 2023: $148 million).

Note 6. Leases
Lease-related assets and liabilities consisted of the following:

	As of July 31,
(In millions)	2025	2024
Assets:
Operating lease right-of-use assets	$1,763	$1,565

Liabilities:
Current portion of operating lease liabilities	$447	$395
Long-term portion of operating lease liabilities	1,367	1,198
Total lease liabilities	$1,814	$1,593
The components of leasing costs, included in SG&A, consisted of the following:

	For the years ended July 31,
(In millions)	2025	2024	2023
Operating lease costs	$484	$440	$390
Variable lease costs	107	92	85
Short-term lease costs	33	28	23
Total lease costs	$624	$560	$498
Variable lease costs represent costs incurred in connection with non-lease components, such as common area maintenance, and certain pass-through operating expenses such as real estate taxes and insurance.
The weighted average remaining lease terms and discount rates for the Company’s operating leases were as follows:

	As of July 31,
	2025	2024
Weighted average remaining lease term (years)	5.4	5.4
Weighted average discount rate	4.6%	4.5%
The future minimum rental payments for the next five fiscal years under operating lease obligations, having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

As of July 31,
(In millions)	2025
2026	$457
2027	436
2028	367
2029	280
2030	199
Thereafter	350
Total undiscounted lease payments	2,089
Less: imputed interest	(275)
Present value of liabilities	$1,814
The future minimum lease payments in the table above exclude payments for leases that have not yet commenced.

Supplemental cash flow information related to leases consisted of the following:

	For the years ended July 31,
(In millions)	2025	2024	2023
Cash paid for operating leases (operating cash flows)	$469	$424	$379
Lease assets obtained in exchange for new operating lease liabilities (non-cash)	370	253	309
As of July 31, 2025, the Company had $63 million of non-cancelable operating leases with terms similar to the Company’s current operating leases that have not yet commenced. These leases are expected to commence in fiscal year 2026.
Note 7. Goodwill
The Company completed its annual impairment analysis for goodwill during the fourth quarter of fiscal 2025. Based on the results of the Company’s analysis, the Company concluded that the fair value of each reporting unit was substantially in excess of its respective carrying value. There were no impairment charges related to goodwill in fiscal 2025, 2024 or 2023.
The following table presents the changes in the net carrying amount of goodwill allocated by reportable segment for the years ended July 31, 2025 and 2024:

(In millions)	United States	Canada	Total
Balance as of July 31, 2023	$2,092	$149	$2,241
Acquisitions	91	33	124
Effect of currency translation adjustment	(1)	(7)	(8)
Balance as of July 31, 2024	2,182	175	2,357
Acquisitions	99	17	116
Included in disposal group as assets held for sale	(5)	(3)	(8)
Effect of currency translation adjustment	—	(1)	(1)
Balance as of July 31, 2025	$2,276	$188	$2,464
Cumulative goodwill impairment as of July 31, 2025	$108	$11	$119
Cumulative balance of historical goodwill impairments as of July 31, 2025, as shown above, was the same for all periods presented herein. See Note 16, Acquisitions, to the Consolidated Financial Statements for further information on the additions to goodwill in fiscal 2025 and 2024.

Note 8. Other intangible assets
The Company's major categories of definite-lived intangible assets and the respective weighted average remaining useful lives consisted of the following:

		As of July 31, 2025		As of July 31, 2024
(In millions, except remaining useful life)	Weighted average remaining useful life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	2	$315	($252)	$300	($223)
Customer relationships*	7	1,568	(959)	1,452	(855)
Tradenames and brands*	4	279	(246)	273	(224)
Other*	3	223	(202)	219	(189)
Total intangible assets		$2,385	($1,659)	$2,244	($1,491)
* Acquired intangible assets
Amortization expense of intangible assets for the year ended July 31, 2025 was $186 million (2024: $173 million and 2023: $173 million).
As of July 31, 2025, expected amortization expense for the unamortized definite-lived intangible assets for the next five fiscal years and thereafter is as follows:

As of July 31,
(In millions)	2025
2026	$155
2027	147
2028	128
2029	94
2030	79
Thereafter	123
Total	$726

Note 9. Debt
The Company’s debt obligations consisted of the following:

	As of July 31,
(In millions)	2025	2024
Variable-rate debt:
Receivables Facility	$375	$250
Term Loan	—	500
Private Placement Notes:
3.44% due November 2024	—	150
3.73% due September 2025	400	400
3.51% due November 2026	150	150
3.83% due September 2027	150	150
Unsecured Senior Notes:
4.25% due April 2027	300	300
4.50% due October 2028	750	750
3.25% due June 2030	600	600
4.65% due April 2032	700	700
5.00% due October 2034	750	—
Subtotal	$4,175	$3,950
Less: current maturities of debt	(400)	(150)
Unamortized discounts and debt issuance costs	(19)	(18)
Interest rate swap - fair value adjustment	(4)	(8)
Total long-term debt	$3,752	$3,774
Private Placement Notes
In June 2015 and November 2017, Wolseley Capital, Inc. (“Wolseley Capital”), a wholly owned subsidiary of the Company, privately placed fixed rate notes in an aggregate principal amount of $800 million and $355 million, respectively (collectively, the “Private Placement Notes”). Interest on the Private Placement Notes is payable semi-annually.
As of July 31, 2025 and 2024, the Company had interest rate swaps with a notional value of $150 million and $300 million, respectively, in connection with the Private Placement Notes entered into in November 2017. See Note 10, Fair value measurements for further information.
Wolseley Capital’s obligations under the note and guarantee agreements are unconditionally guaranteed by the Ferguson Enterprises Inc. (“FEI”) and Ferguson UK Holdings Limited, an indirect subsidiary of the Company (“FUKHL”). Wolseley Capital may repay the outstanding Private Placement Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid plus a “make-whole” prepayment premium.
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
Subsequent to July 31, 2025, the Company repaid $400 million related to the 3.73% Private Placement Notes that matured in September 2025.

Unsecured Senior Notes
As of July 31, 2025, the Company has issued a total of $3.1 billion in unsecured notes, collectively referred to as the “Unsecured Senior Notes”.
•Ferguson Finance plc (“Ferguson Finance”) has issued $2.35 billion of Unsecured Senior Notes.
•In October 2024, FEI issued an aggregate principal amount of $750 million of Unsecured Senior Notes.
Subsequent to fiscal 2025, in September 2025, FEI issued an additional $750 million aggregate principal amount of Unsecured Senior Notes, maturing in March 2031 (the “2031 Senior Notes”). The 2031 Senior Notes bear interest at a rate of 4.35%, payable semi-annually.
The Unsecured Senior Notes issued by Ferguson Finance are fully and unconditionally guaranteed by FUKHL and FEI, and the Unsecured Senior Notes issued by FEI are fully and unconditionally guaranteed by FUKHL, each on a direct, unsubordinated and unsecured senior basis and generally carry the same terms and conditions with interest paid semi-annually. The Unsecured Senior Notes may be redeemed, in whole or in part (i) at 100% of the principal amount on the notes being redeemed plus a “make-whole” prepayment premium at any time prior to certain specified periods up to three months before the maturity date (the “Notes Par Call Date”) or (ii) after the Notes Par Call Date at 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest on the principal being redeemed.
The Unsecured Senior Notes include covenants, subject to certain exceptions, which include limitations on the granting of liens and on mergers and acquisitions.
Revolving Facility
In April 2025, the Company entered into a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, FUKHL, as guarantor, and certain other lenders (the “Revolving Credit Agreement”), providing an unsecured revolving credit facility in an aggregate committed amount of $1.5 billion that matures April 2, 2030 (the “Revolving Facility”). The Revolving Credit Agreement provides the Company with the ability to increase from time to time the aggregate capacity of the facility by $500 million under certain conditions, including the receipt of additional or increased lender commitments. Capitalized terms used in this summary have the meaning set forth the Revolving Credit Agreement.
U.S. Dollar-denominated loans bear interest at either Term SOFR Rate plus a margin or, alternatively, at Base Rate plus a margin. Canadian Dollar-denominated loans bear interest at Adjusted Term CORRA Rate plus a margin. In addition, the Company will pay a commitment fee on any unused commitments.
Upon entering into the Revolving Credit Agreement, the Company terminated its existing committed $1.35 billion Multicurrency Revolving Facility Agreement originally dated March 10, 2020, as amended and restated by that certain Amendment and Restatement Agreement, dated October 7, 2022 (“Multicurrency Revolving Facility”).
As of July 31, 2025 and 2024, no borrowings were outstanding under the Revolving Facility or the Multicurrency Revolving Facility, respectively.
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
The Receivables Facility consists of funding for up to $915 million, terminating on October 29, 2027. The Company has the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion from time to time, subject to lender participation. Under the Receivables Facility, creditors of FRL have no recourse to the Company’s general credit and FRL’s assets can be used only to settle FRL’s obligations. Interest is payable under the Receivables Facility at a rate of Term SOFR (as defined in the Receivables Facility) plus a credit spread adjustment of 10 basis points plus a margin or, in the case of the lending banks that fund, through a conduit, by the issuance of commercial paper, at a rate equal to the per annum rate payable of the related commercial paper issued by such conduit plus a margin. The interest rate under the Receivables Facility was approximately 5.25% as of July 31, 2025. The Company does not factor its accounts receivable.

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
Term Loan Agreement
The Company and FUKHL previously maintained a Credit Agreement, dated October 7, 2022 (as amended from time to time, the “Term Loan Agreement”), providing for term loans (the “Term Loan”) in an aggregate principal amount of $500 million. In October 2024, the Term Loan was voluntarily repaid in full and the Term Loan Agreement was terminated in accordance with its terms.
Other
The Company was in compliance with all debt covenants for all of these debt obligations and facilities that were in effect as of July 31, 2025.
Debt maturities, excluding of unamortized original issue discounts, unamortized debt issuance costs, fair-value hedge adjustments, and finance lease obligations, for the next five fiscal years and thereafter are as follows:

As of July 31,
(In millions)	2025
2026	$400
2027	450
2028	525
2029	750
2030	600
Thereafter	1,450
Total	$4,175

Note 10. Fair value measurements
Derivative Instruments
The Company’s derivatives relate principally to interest rate swaps, designated as fair value hedges, to manage its exposure to interest rate movements on its debt. They are measured at fair value on a recurring basis through profit and loss using forward interest curves which are Level 2 inputs. The Company’s derivatives are not material. The notional amount of the Company’s outstanding fair value hedges as of July 31, 2025 was $150 million (2024: $300 million).
Equity investments
The fair value of the Company’s equity investments is measured on a recurring basis using market derived valuation methods upon occurrence of orderly transactions for identical or similar assets which is deemed a Level 3 input. The fair value of equity investments was $39 million as of July 31, 2025 (2024: $28 million) and the activity during fiscal 2025 was not material.
Other Fair Value Disclosures
Due to their short maturities, or their insignificance, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term debt approximated their fair values at July 31, 2025 and 2024.
Non-recurring fair value measurements
Fair value estimates are made in connection with the Company’s acquisitions. See Note 16, Acquisitions of the Consolidated Financial Statements for further details.
Liabilities for which fair value is only disclosed
Carrying amounts and the related estimated fair value of the Company’s long-term debt were as follows:

	As of July 31,
	2025		2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured Senior Notes	$3,081	$3,033	$2,333	$2,263
Private Placement Notes	700	698	849	837
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
Note 11. Commitments and contingencies
The Company is, from time to time, involved in various legal proceedings considered to be ordinary course of business in relation to, among other things, the products that we supply, contractual and commercial disputes and disputes with employees. Provision is made if, on the basis of current information and professional advice, liabilities are considered probable. In the case of unfavorable outcomes, the Company may benefit from applicable insurance protection. The Company does not expect any of its pending legal proceedings to have a material adverse effect on its results of operations, financial position or cash flows.

Note 12. Accumulated other comprehensive loss
The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2022	($420)	($410)	($830)
Other comprehensive loss before reclassifications	(9)	(57)	(66)
Amounts reclassified from accumulated other comprehensive loss	—	8	8
Other comprehensive loss	(9)	(49)	(58)
Balance as of July 31, 2023	($429)	($459)	($888)
Other comprehensive loss before reclassifications	(32)	(22)	(54)
Amounts reclassified from accumulated other comprehensive loss	—	11	11
Other comprehensive loss	(32)	(11)	(43)
Balance as of July 31, 2024	($461)	($470)	($931)
Other comprehensive loss before reclassifications	(2)	(49)	(51)
Amounts reclassified from accumulated other comprehensive loss	—	11	11
Other comprehensive loss	(2)	(38)	(40)
Balance as of July 31, 2025	($463)	($508)	($971)
Amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items include the related income tax impacts. Such amounts consisted of the following:

	For the years ended July 31,
(In millions)	2025	2024	2023
Amortization of actuarial losses	$15	$15	$11
Tax benefit	(4)	(4)	(3)
Amounts reclassified from accumulated other comprehensive loss	$11	$11	$8

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
The legacy U.K. defined benefit plan (the “U.K. Plan”) is the Wolseley Group Retirement Benefits Plan which provides benefits based on final pensionable salaries. The assets are held in separate trustee administered funds. The plan was closed to new entrants in 2009, closed to future service accrual in December 2013 and closed to future non-inflationary salary accrual on the disposal of the U.K. business in 2021. In 2021, prior to the disposal of the U.K. business, Wolseley UK Limited, the U.K. Plan liabilities were transferred to FUKHL.
In 2017, the Company secured a buy-in insurance policy with Pension Insurance Corporation for the U.K. Plan. This policy covers all benefit payments to a certain portion of participants in the plan. The insured liabilities are exactly equal to the fair value of the related insurance assets.
On September 9, 2025, subsequent to the fiscal year-end, the trustee of the U.K. Plan purchased a bulk annuity policy (the “September Buy-In Policy”) to insure the remaining uninsured U.K. Plan liabilities. Under the September Buy-In Policy, the U.K. Plan’s assets, along with a Company contribution of £41 million have been transferred to an insurance provider in return for a qualifying insurance policy that will provide an income stream equivalent to the remaining obligations to the covered U.K. Plan’s members. As a result, the Company is no longer required to make deficit reduction contributions but expects to make ongoing contributions to cover the U.K. Plan’s expenses and other payments that may be required.
The funded status of the Company’s plans was as follows, valued with a measurement date of July 31 for each year:

	For the years ended July 31,
(In millions)	2025	2024
Change in net benefit obligations:
Beginning balance	$1,251	$1,218
Interest cost	62	62
Actuarial (gain) loss	(119)	36
Benefits paid	(68)	(63)
Exchange rate adjustment	30	(2)
Ending balance	$1,156	$1,251
Change in assets at fair value:
Beginning balance	$1,308	$1,270
Actual return on plan assets	(123)	68
Company contributions	31	34
Benefits paid	(68)	(63)
Exchange rate adjustment	34	(1)
Ending balance at fair value	$1,182	$1,308
Funded status of plans	$26	$57
As required by United Kingdom pensions regulation, the U.K. Plan completed its triennial actuarial valuation exercise, which is measured on a technical provisions basis, based on the U.K. Plan’s financial position as of April 30, 2022. The triennial valuation originally resulted in required contributions by the Company of £133 million to be spread over the period to January 31, 2026, of which the Company has paid £72 million as of July 31, 2025. In connection with the September Buy-In Policy, the Company has satisfied all obligations to date under the triennial valuation occurring in April 2022.

Total expected employer contributions to the defined benefit plans for the year ending July 31, 2026 are estimated to be $59 million, which includes amounts paid in the September Buy-In Policy.
Amounts recognized in the consolidated balance sheets consisted of:

	As of July 31,
(In millions)	2025	2024
Non-current asset	$26	$57
Amounts recognized in accumulated other comprehensive loss:

	As of July 31,
(In millions)	2025	2024
Net actuarial loss	$667	$617
Income tax impact	(159)	(147)
Accumulated other comprehensive loss	$508	$470
Components of other comprehensive loss (income) consisted of the following:

	For the years ended July 31,
(In millions)	2025	2024	2023
Net actuarial loss (gain)	$69	$31	$83
Amortization of net actuarial loss	(15)	(15)	(11)
Impact of exchange rates	(4)	(1)	(7)
Income tax impact	(12)	(4)	(16)
Other comprehensive loss, net of tax	$38	$11	$49
The components of net periodic pension costs associated with all of the Company’s plans were as follows:

	For the years ended July 31,
(In millions)	2025	2024	2023
Other expense (income), net
Amortization of net actuarial losses	$15	$15	$11
Interest cost	62	62	51
Expected return on plan assets	(65)	(63)	(49)
Net periodic cost	$12	$14	$13

Weighted average assumptions:
Discount rate, net periodic benefit cost	4.98%	5.05%	3.53%
Discount rate, benefit obligations	5.71%	4.98%	5.05%
Expected return on plan assets	5.02%	5.11%	3.41%
Wage inflation growth rate	2.40%	2.45%	2.50%
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
For the U.K. Plan, the guaranteed insurance policy represented approximately 35% of the plan assets as of July 31, 2025.
Subsequent to year-end, in connection with the September Buy-In Policy, the U.K. Plan assets entirely consist of guaranteed insurance contracts to reduce risk to the Company.
For the plans in Canada, the investment strategy is to invest predominantly in equities and bonds.
The Company’s weighted average asset allocations by asset category were as follows:

	As of July 31,
	2025	2024
Asset category:
Equity securities	3%	2%
Fixed income securities	63	63
Cash, cash equivalents and other short-term investments	1	2
Guaranteed insurance policies	33	33
Total	100%	100%
The following tables present the fair value of the Company’s plan assets using the fair value hierarchy:

	As of July 31, 2025
(In millions)	Total	Level 1	Level 2	Level 3
U.K. Plan assets:
Fixed income security: Government	$705	$705	$—	$—
Cash and cash equivalents	4	4	—	—
Insurance policies	378	—	—	378

Canada Plan assets:
Equity securities	34	34	—	—
Fixed income securities:
Corporate	7	—	7	—
Government	31	—	31	—
Cash and cash equivalents	2	2	—	—
Other	21	13	8	—
	$1,182	$758	$46	$378

	As of July 31, 2024
(In millions)	Total	Level 1	Level 2	Level 3
U.K. Plan assets:
Fixed income securities:
Corporate	$340	$1	$227	$112
Asset backed	1	—	1	—
Government	439	439	—	—
Cash, cash equivalents and other short-term investments	23	22	1	—
Insurance policies	409	—	—	409

Canada Plan assets:
Equity securities	34	34	—	—
Fixed income securities:
Corporate	7	—	7	—
Government	33	—	33	—
Cash and cash equivalents	2	2	—	—
Other	20	12	8	—
	$1,308	$510	$277	$521
The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	For the years ended July 31,
(In millions)	2025	2024
Beginning balance	$521	$510
Transfers into Level 3	—	11
Transfers out of Level 3	(95)	—
Actual returns	(26)	31
Purchases, sales and settlements, net	(34)	(32)
Impact of exchange rates	12	1
Ending balance	$378	$521
The Company expects the following benefit payments related to its defined benefit pension plans over the next 10 years:

As of July 31,
(In millions)	2025
2026	$67
2027	68
2028	70
2029	71
2030	72
2031-2035	385
Total	$733

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
Total expense related to defined contribution plans in fiscal 2025 was $98 million (2024: $95 million and 2023: $93 million).
In addition, Ferguson Enterprises, LLC, a subsidiary of the Company, sponsors a non-qualified deferred compensation plan for the benefit of U.S.-based executives and certain other senior associates. For the year ended July 31, 2025, the Company’s obligations related to the plan total $408 million (2024: $378 million), including a current portion of the liability of $35 million (2024: $28 million). The Company has investments in Company-owned life insurance policies that are intended to fund these obligations, however, these assets are subject to the general claims of the Company’s creditors. The assets are recorded at cash surrender value with changes recognized in earnings. The non-current assets total $409 million (2024: $373 million).
Note 14. Stockholders’ equity
The following table presents a summary of the Company’s share activity:

	For the years ended July 31,
	2025	2024	2023
Ordinary shares:
Balance at beginning of period	232,171,182	232,171,182	232,171,182
Treasury shares canceled	(30,827,929)	—	—
Change in shares issued	(201,343,253)	—	—
Balance at end of period	—	232,171,182	232,171,182

Common stock:
Balance at beginning of period	—	—	—
Common stock issued	201,343,253	—	—
Balance at end of period	201,343,253	—	—

Treasury shares:
Balance at beginning of period	(30,827,929)	(27,893,680)	(21,078,577)
Treasury shares canceled	30,827,929	—	—
Shares repurchases	(5,026,408)	(3,317,654)	(7,022,242)
Treasury shares used to settle share-based compensation awards	267,355	383,405	207,139
Balance at end of period	(4,759,053)	(30,827,929)	(27,893,680)

Employee Benefit Trust:
Balance at beginning of period	—	(274,031)	(846,491)
Employee Benefit Trust shares used to settle share-based compensation awards	—	253,212	572,460
Shares sold upon termination of Employee Benefit Trust	—	20,819	—
Balance at end of period	—	—	(274,031)
Total shares outstanding at end of period	196,584,200	201,343,253	204,003,471
Employee Benefit Trusts
Two Employee Benefit Trusts had been previously established in connection with the Company’s discretionary share award plans and long-term incentive plans. During fiscal 2024, each of these trusts were terminated with all shares disbursed or sold.

Share Repurchases
In March 2025, the Company extended the share repurchase program by an additional $1.0 billion. As such, the Company is purchasing shares under an authorization that allows up to $5.0 billion in share repurchases. As of July 31, 2025, the Company has completed $4.0 billion in share repurchases under the authorized program.
Ordinary and Treasury shares
As of August 1, 2024, the Company canceled all ordinary shares held in treasury in connection with its completion of the Merger. As a result, in the first quarter of fiscal 2025, 30,827,929 ordinary shares held in treasury were canceled, 201,343,253 of outstanding ordinary shares not held in treasury were canceled and 201,343,253 shares of common stock were issued as consideration therefor.
Note 15. Share-based compensation
The Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan (the “Omnibus Plan”) provides authorization for the granting of share-based compensation awards to the Company’s key employees and non-employee directors. The Omnibus Plan provides for the issuance of up to 6,750,000 shares of the Company’s common stock, subject to share recycling and adjustment provisions. All share-based compensation awards granted subsequent to shareholder approval of the Omnibus Plan at the annual general meeting on November 28, 2023 have been granted under the Omnibus Plan.
Since November 2023, no new awards have been granted under the Ferguson Enterprises Inc. Ordinary Share Plan 2019, the Ferguson Enterprises Inc. Performance Ordinary Share Plan 2019 and the Ferguson Enterprises Inc. Long Term Incentive Plan 2019.
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
•Multiple metric performance stock units granted to certain members of management (“PSU-EX”) typically vest following three-year performance cycles. The number of shares issued will vary based upon the Company’s performance against pre-determined goals for adjusted EPS growth (diluted), return on capital employed (“ROCE”) and relative total shareholder return (“rTSR”). The fair value of awards vesting based upon EPS growth (diluted) and ROCE are equal to the closing share price on the date of grant and the fair value of rTSR awards are determined using a Monte-Carlo simulation.

The following table summarizes the share-based incentive awards activity for fiscal 2025:

	Number of shares	Weighted average grant date fair value
Outstanding as of July 31, 2024	963,130	$135.82
RSU awards granted	124,240	190.39
PSU awards granted	164,349	188.69
PSU-EX awards granted	51,366	167.95
Share adjustments based on performance	(166,201)	138.96
Vested	(417,442)	134.47
Forfeited	(83,203)	160.46
Outstanding as of July 31, 2025	636,239	$159.58

The following table relates to RSU, PSU and PSU-EX awards activity:

	For the years ended July 31,
(In millions, except per share amounts)	2025	2024	2023
Fair value of awards vested	$84	$79	$67
Weighted average grant date fair value per share granted	$186.18	$158.32	$99.95
The following table relates to all share-based compensation awards:

	For the years ended July 31,
(In millions)	2025	2024	2023
Share-based compensation expense (within SG&A)	$28	$49	$51
Income tax benefit	12	14	11
Total unrecognized share-based payment expense for all share-based payment plans was $67 million at July 31, 2025, which is expected to be recognized over a weighted average period of 1.9 years.
Stock options
In October 2024, the Company granted 65,760 stock options with an exercise price equal to the closing share price of the Company's common stock on the last trading day prior to the date of grant. These options vest and become exercisable over three years, in equal, annual installments beginning one year from the date of grant, and expire 10 years from the date of grant. The fair value of the Company's stock options was estimated on the date of grant using the Black-Scholes option-pricing model. Since the grant date, 6,803 options have been forfeited. The share-based compensation expense of these stock options is not material.
Employee share purchase plan
Ferguson Enterprises Inc. Employee Share Purchase Plan 2021 (the “ESPP”) provides for a limit of 20 million shares of common stock that can be awarded under the plan subject to certain guidelines set forth in the plan.
As of July 31, 2025, 19.5 million shares of common stock remain available for allotment under the ESPP. The exercise price per share of common stock is prescribed by the Board for each offering period and may not be less than 85% of the lesser of the fair market value of common stock on the date of grant and the fair market value of common stock on the date of exercise. During fiscal 2025, there were no shares purchased under the ESPP. The expense associated with the ESPP is not material.

Note 16. Acquisitions
The Company acquired nine and ten businesses during fiscal 2025 and 2024, respectively. Each of the acquired businesses is generally engaged in the distribution of plumbing, HVAC or infrastructure related products and was acquired to support growth. In each of the Company’s acquisitions, the Company has purchased substantially all of the acquiree’s business and therefore all transactions have been accounted for as a business combination pursuant to FASB Accounting Standards Codification (ASC) 805.
The following table summarizes the preliminary purchase price allocation for the assets acquired and liabilities assumed in regards to the Company’s respective acquisitions having occurred as of July 31 in fiscal 2025 and 2024:

	Acquisitions occurring in fiscal
(In millions)	2025	2024
Cash and cash equivalents	$2	$1
Receivables and other assets	44	53
Inventories	48	50
Property, plant and equipment	3	6
Operating lease right-of-use assets	14	11
Customer relationships intangible assets	136	108
Other intangible assets	16	15
Trade and other payables	(24)	(41)
Lease liabilities	(14)	(11)
Deferred tax	(4)	(7)
Other	—	(2)
Total	221	183
Goodwill	116	124
Consideration	$337	$307
Satisfied by:
Cash	$303	$261
Deferred consideration	34	46
Total consideration	$337	$307
The fair values of the assets acquired in fiscal 2025 are considered preliminary and are based on management’s best estimates. Further adjustments may be necessary in connection with acquisitions completed in fiscal 2025 when additional information becomes available during the measurement period about events that existed at the date of acquisition. There were no material adjustments in the current fiscal year that related to the closing of the measurement period of acquisitions made in the prior fiscal year. As of the date of this Annual Report, the Company has made all material adjustments related to acquisitions in fiscal 2025.
The fair value estimates of intangible assets are considered non-recurring, Level 3 measurements within the fair value hierarchy and are estimated as of each respective acquisition date.
The goodwill on these acquisitions is attributable to the anticipated profitability of the new markets and product ranges to which the Company has gained access and additional profitability, operating efficiencies and other synergies available in connection with existing markets. Goodwill acquired during fiscal 2025 that was attributed to the United States and Canada segments were $99 million (2024: $91 million) and $17 million (2024: $33 million), respectively. Goodwill acquired in fiscal 2025 that is expected to be deductible for tax purposes is $102 million (2024: $90 million).
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

The businesses acquired in fiscal 2025 contributed $112 million to net sales and $5 million in profit to the Company’s income before income tax, including acquired intangible asset amortization, transaction and integration costs for the period between the applicable date of acquisition and July 31, 2025. Acquisition costs in fiscal 2025 was $3 million (2024: $5 million). Acquisition costs are expensed as incurred and included in SG&A in the Company’s consolidated statements of earnings.
The net outflow of cash in respect of the purchase of businesses is as follows:

	For the years ended July 31,
(In millions)	2025	2024
Purchase consideration	$303	$261
Cash, cash equivalents and bank overdrafts acquired	(2)	(1)
Cash consideration paid, net of cash acquired	301	260
Deferred and contingent consideration paid for prior years’ acquisitions(1)	41	44
Net cash outflow in respect of the purchase of businesses	$342	$304

(1) Included in other financing activities in the consolidated statements of cash flows
Pro forma disclosures
If each acquisition had been completed on the first day of the prior fiscal year, the Company’s unaudited pro forma net sales and income before income tax would have been:

	Year ended July 31,
(In millions)	2025	2024
Pro forma net sales for current year acquisitions	$30,966	$29,954
Pro forma income before income tax for current year acquisitions	2,427	2,476

	Year ended July 31,
(In millions)	2024	2023
Pro forma net sales for prior year acquisitions	$29,902	$30,140
The impact on income before income tax for prior year acquisitions in 2024 and 2023, including additional intangible asset amortization, transaction and integration costs, would not be material.
The unaudited pro forma results presented herein do not necessarily represent financial results that would have been achieved had the acquisition actually occurred at the beginning of the prior fiscal year.
Note 17. Related party transactions
In fiscal 2024 and 2023, the Company purchased $8 million and $27 million, respectively, of delivery, installation and related administrative services from companies that were significantly influenced by a Ferguson Non-Employee Director at the time such services were acquired. The services were purchased on an arm’s-length basis. In December 2023, this related party relationship ended. As such, subsequent services provided by these companies did not constitute related party transactions. No material amounts are due to such companies. No such related parties transactions occurred in fiscal 2025 that require disclosure under ASC 850.

Note 18: Restructuring and impairment expenses
The Company’s restructuring expenses are summarized below:

	For the years ended July 31,
(In millions)	2025	2024	2023
Corporate restructuring expenses	$7	$28	$—
Business restructuring expenses	73	—	18
Impairment expenses	—	—	107
Restructuring expenses	$80	$28	$125
Corporate restructuring expenses
During fiscal 2025, the Company recorded corporate restructuring expenses that were primarily related to transition activities following the establishment of our parent company’s domicile in the United States.
During fiscal 2024, corporate restructuring expenses primarily related to establishing a new corporate structure to domicile our ultimate parent company in the United States.
Business restructuring expenses
During fiscal 2025, the Company implemented targeted actions to streamline operations, enhancing speed and efficiency to better serve customers and drive further profitable growth. As a result of these actions, non-recurring business restructuring expenses of $73 million were incurred, primarily in the United States. The charges primarily related to severance costs of $45 million, as well as $15 million of non-cash branch and facility costs, mainly related to lease impairments. The Company does not expect charges in connection with these actions, including any future charges, to be material.
During fiscal 2023, the Company recorded charges of $18 million related to the closure of certain smaller, underperforming branches in the United States, primarily related to impairment of lease assets and related fixed assets. This item was included in the restructuring and impairments expenses line of the Company’s consolidated statements of earnings.
No such business restructurings were recorded in fiscal 2024.
Impairments
In fiscal 2023, the Company recorded a non-cash charge of $107 million in connection with previously capitalized software costs in the United States. This item was included in the restructuring and impairments expenses line of the Company’s consolidated statements of earnings. No such impairments were recorded in fiscal years 2025 and 2024.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
As of the end of the period covered by this Annual Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of July 31, 2025. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can only provide reasonable assurance that the objectives of the disclosure controls and procedures are met.
Based on their evaluation as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s report on internal controls over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2025 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2025 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of July 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Ferguson Enterprises Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ferguson Enterprises Inc. and subsidiaries (the "Company") as of July 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2025, of the Company and our report dated September 26, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Richmond, VA
September 26, 2025

Item 9B.Other Information
The Compensation Committee of the Board approved, on September 25, 2025, the following overall changes to the pay structure for the Company’s Chief Operating Officer (“COO”) and Chief Legal Officer & Corporate Secretary (“CLO”) for the transition period:

	Fiscal 2025		Transition Period (annualized)
	COO	CLO	COO	CLO
Base Salary	$715,000	$647,165	$786,500	$666,560
Target STI (% of Base Salary)	75%	75%	100%	85%
Target LTI	$1,358,500	$1,229,614	$1,750,000	$1,500,000
For the transition period, the short-term incentive (“STI”) scorecard metric is adjusted operating profit (100%) and the range of achievement levels are threshold at 85%, target at 100% and maximum at 110%, reflecting a decrease for threshold from 90% to 85% from the fiscal 2025 STI achievement levels.
The long-term incentive (“LTI”) program components and their weighting remain unchanged (rTSR, adjusted EPS growth (diluted), and ROCE; 33.3% each). The LTI design for the transition period also remained the same comprised of an award mix of 50% PSUs, 30% RSUs and 20% stock options.
More details about the Company’s peer group changes and the compensation program design changes will be provided in the Company’s 2025 Proxy Statement.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10.Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in the 2025 Proxy Statement under the headings “Proposal 1: Election of Directors,” “Board Committees and Oversight” and “Executive Compensation—Compensation Discussion and Analysis—Management of Compensation Related Risks—Oversight Policies—Insider Trading Policy, Anti-Hedging and Anti-Pledging,” which information is incorporated herein by reference.
Our Code of Conduct is applicable to all directors, officers and associates. A copy of our Code of Conduct is available on our website at corporate.ferguson.com under the Governance Documents page of the Investors—Corporate Governance tab. We intend to satisfy the disclosure requirement regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information at the website location specified above.
Item 11.Executive Compensation
Information required by this item will be contained in the 2025 Proxy Statement under the headings “Board Committees and Oversight—Committees of the Board—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation,” which information is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below under the heading “Equity Compensation Plan Information,” information required by this item will be contained in the 2025 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.
Equity Compensation Plan Information
The following table contains information, as of July 31, 2025, about the Company’s equity compensation plans under which Company shares have been authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	619,600 (1)	151.76	25,864,838(3)(4)(5)
Equity compensation plans not approved by security holders	581,854 (2)	—	— (6)
Total	1,201,454	151.76	25,864,838
(1)145,762 of these shares were subject to share options outstanding under the ESPP, 1,482 of these shares were subject to share options outstanding under the Ferguson Enterprises Inc. International Sharesave Plan 2019 (“ISP”), 68,974 of these shares were subject to share awards outstanding under the Ferguson Enterprises Inc. Long Term Incentive Plan 2019 (“LTIP”) and 403,382 of these shares were subject to share awards outstanding under the Omnibus Plan.
(2)166,189 of these shares were subject to share awards outstanding under the Ferguson Enterprises Inc. Ordinary Share Plan 2019 (“OSP”), 415,665 of these shares were subject to share awards outstanding under the Ferguson Enterprises Inc. Performance Ordinary Share Plan 2019 (“POSP”).
(3)19,498,954 shares of common stock remain available to be awarded under the ESPP. The ESPP provides for a limit of 20,000,000 shares of common stock that can be awarded under the plan subject to certain guidelines set forth in the plan that are consistent with the limits set forth as described in footnote (4).
(4)12,000 shares of common stock remain available for allotment under the rules of the ISP (which provides for a limit of 12,000 shares of common stock that can be awarded under the plan following June 1, 2023). No new awards have been, or will be, granted under the LTIP after November 28, 2023.
(5)6,353,884 shares of common stock remain available for allotment under the Omnibus Plan (which provides for a limit of 6,750,000 shares of common stock that may be awarded under the plan, subject to adjustment due to recapitalization or reorganization or as otherwise provided under such plan). Any shares subject to an award pursuant to the Omnibus Plan that are canceled, forfeited, or terminated without issuance of the full number of shares to which the award relates will again be available under the aggregate limit under the plan.
(6)No new awards have been, or will be, granted under the OSP and POSP after November 28, 2023.
Item 13.Certain Relationships and Related Transactions
Information required by this item will be contained in the 2025 Proxy Statement under the headings “Corporate Governance—Director Independence” and “Board Committees and Oversight—Related Party Transactions,” which information is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services
Information required by this item will be contained in the 2025 Proxy Statement under the heading “Independent Registered Public Accounting Firm’s Fees and Services,” which information is incorporated herein by reference.

Part IV
Item 15.Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements:
The following are included in this Annual Report under Item 8 for Ferguson Enterprises Inc.:
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity and Cash Flows for the years ended July 31, 2025, 2024 and 2023
•Consolidated Balance Sheets as of July 31, 2025 and 2024
•Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules:
All schedules are omitted as the required information is inapplicable or the information is presented in the Company’s audited consolidated financial statements or notes thereto.

(3)	Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Annual Report.

2.1
Merger Agreement, dated as of February 29, 2024, by and among Ferguson (Delaware) Inc. (f/k/a Ferguson plc), Ferguson (Jersey) 2 Limited and Ferguson Enterprises Inc (incorporated by reference to Exhibit 2.1 of Registration Statement on Form S-4 filed by Ferguson Enterprises Inc. with the SEC on March 1, 2024).

3.1
Amended and Restated Certificate of Incorporation of Ferguson Enterprises Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on August 1, 2024).

3.2
Second Amended and Restated Bylaws of Ferguson Enterprises Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 16, 2025).

4.1	Description of Capital Stock (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on August 1, 2024).
10.1
Revolving Credit Agreement, dated April 2, 2025, by and among Ferguson Enterprises Inc., as borrower, Ferguson UK Holdings Limited, as guarantor, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, the swingline lender and an issuing bank and the other lenders and issuing banks party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on April 3, 2025).

10.2
Receivables Purchase Agreement, dated as of July 31, 2013, among, Ferguson Receivables, LLC as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks, and facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent (as further amended, supplemented and restated, the “Receivables Purchase Agreement”) (incorporated by reference to Exhibit 4.3 of the 20FR12B (File No. 001-39301) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on February 12, 2021).

10.3
Purchase and Contribution Agreement, dated as of July 31, 2013, among Ferguson Receivables, LLC as purchaser, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, and its various subsidiaries party thereto as originators (as further amended, supplemented or restated, the “Purchase and Contribution Agreement”) (incorporated by reference to Exhibit 4.4 of the 20FR12B (File No. 001-39301) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on February 12, 2021).

10.4
First Amendment to Receivables Purchase Agreement, dated as of December 6, 2013, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K (File No. 001-40066), filed with the SEC on September 27, 2022).

10.5
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated as of September 23, 2014, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.6
Third Amendment to Receivables Purchase Agreement, dated as of December 22, 2014, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.8 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.7
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

10.8
Second Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated as of December 31, 2015, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.10 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.9
Fifth Amendment to Receivables Purchase Agreement, dated as of December 16, 2016, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.10
Sixth Amendment to Receivables Purchase Agreement, dated as of December 8, 2017, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Ferguson plc (f/k/a Wolseley plc), as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.12 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.11
Seventh Amendment to Receivables Purchase Agreement, dated as of December 20, 2018, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Ferguson plc (f/k/a Wolseley plc), as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.12
Eighth Amendment to Receivables Purchase Agreement and Consent to Assignment by Parent, dated as of May 10, 2019, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Ferguson Holdings Limited, as assignor parent, and Ferguson plc, as assignee parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.14 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.13
Ninth Amendment to Receivables Purchase Agreement, dated as of April 17, 2020, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, Truist Bank (f/k/a SunTrust Bank), as co-administrative agent, and Ferguson plc (f/k/a Wolseley plc), as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.15 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.14
Tenth Amendment to Receivables Purchase Agreement, dated as of July 22, 2020, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the facility agents party each thereto, Royal Bank of Canada, as administrative agent, Truist Bank (f/k/a SunTrust Bank), as co-administrative agent, and Ferguson plc (f/k/a Wolseley plc), as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.15
Omnibus Amendment and Consent, dated as of May 19, 2021, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, Truist Bank (f/k/a SunTrust Bank), as co-administrative agent, and Ferguson plc (f/k/a Wolseley plc), as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.16
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated as of December 8, 2021, among Ferguson Receivables, LLC as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson plc (f/k/a Wolseley plc), as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 27, 2022).

10.17
Thirteenth Amendment to Receivables Purchase Agreement, dated October 7, 2022, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson plc (f/k/a Wolseley plc), as parent, amending the Receivables Purchase Agreement (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on October 13, 2022).

10.18
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated December 29, 2022, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson plc (f/k/a Wolseley plc), as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on March 8, 2023).

10.19
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated February 10, 2023, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.), as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson plc (f/k/a Wolseley plc), as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on March 8, 2023).

10.20
Omnibus Amendment and Consent (Ferguson Receivables, LLC), dated as of June 23, 2023, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC, as servicer, the originators, the conduit purchasers, committed purchasers, letters of credit banks, and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson plc (f/k/a Wolseley plc), as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.21 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.21
Assignment and Assumption Agreement, dated August 1, 2024, by and between Ferguson (Delaware) Inc. and Ferguson Enterprises Inc. (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 25, 2024).

10.22
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

10.23
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated January 15, 2025, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC, as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson Enterprises Inc. as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No.001-42200) filed by Ferguson Enterprises Inc. with the SEC on March 11, 2025).

10.24
Omnibus Amendment and Consent, dated April 21, 2025, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC, as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson Enterprises Inc. as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by referenced to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on June 3, 2025).

10.25+
Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Retirement Plan I (incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.26+
Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Retirement Plan II (incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.27+
Amendment No. One to Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Retirement Plan II (incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.28+
Amendment No. Two to Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Retirement Plan II (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.29+
Amendment No. Three to Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Retirement Plan II (incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.30+
Amendment No. Four to Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Retirement Plan II (incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.31+
Amendment No. Five to Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Retirement Plan II (incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.32+
Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Retirement Plan III (incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.33+
Amendment to the Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Retirement Plan III, effective as of January 1, 2017 (incorporated by reference to Exhibit 10.30 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.34+
Amendment to the Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Retirement Plan III, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.35+
Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on August 1, 2024).

10.36+
Ferguson Enterprises Inc. Employee Share Purchase Plan 2021 (incorporated by reference to Exhibit 10.2 the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on August 1, 2024).

10.37+
Ferguson Enterprises Inc. Long Term Incentive Plan 2019 (incorporated by reference to Exhibit 10.33 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.38+
Ferguson Enterprises Inc. Ordinary Share Plan 2019 (incorporated by reference to Exhibit 10.34 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.39+
Ferguson Enterprises Inc. Performance Ordinary Share Plan 2019 (incorporated by reference to Exhibit 10.35 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.40+
Omnibus Amendment to The Ferguson Group International Sharesave Plan 2019, The Ferguson Group Long Term Incentive Plan 2019, The Ferguson Group Ordinary Share Plan 2019 and The Ferguson Group Performance Ordinary Share Plan 2019 (incorporated by reference to Exhibit 10.3 the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on August 1, 2024).

10.41+
Amended & Restated Employment Agreement, dated as of September 1, 2022, by and between Ferguson Enterprises, LLC, on behalf of itself and Ferguson (Delaware) Inc. (f/k/a Ferguson plc), and Kevin Murphy, as amended August 30, 2023 (incorporated by reference to Exhibit 10.39 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.42+
Amended & Restated Employment Agreement, dated as of September 1, 2022, by and between Ferguson Enterprises, LLC, on behalf of itself and Ferguson (Delaware) Inc. (f/k/a Ferguson plc) and William Brundage, as amended August 30, 2023 (incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.43+
Form of Amendment to Executive Director Employment Agreement (incorporated by reference to Exhibit 10.45 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 25, 2024).

10.44+
Amended & Restated Employment Agreement, dated as of August 1, 2022, by and between Ferguson Enterprises, LLC, on behalf of itself and Ferguson (Delaware) Inc. (f/k/a Ferguson plc), and Ian Graham, as amended August 30, 2023 (incorporated by reference to Exhibit 10.41 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.45+*
Amended & Restated Employment Agreement, dated as of December 7, 2022, by and between Ferguson Enterprises, LLC, on behalf of itself and Ferguson (Jersey) Limited (f/k/a Ferguson plc), and Andy Paisley, as amended September 1, 2023.

10.46+
Amended & Restated Employment Agreement, dated as of June 1, 2022, by and between Ferguson Enterprises, LLC, on behalf of itself and Ferguson (Delaware) Inc. (f/k/a Ferguson plc), and William Thees, as amended August 30, 2023 (incorporated by reference to Exhibit 10.43 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.47+
Amendment to Amended & Restated Employment Agreement, dated February 1, 2025, by and between Ferguson Enterprises, LLC, on behalf of itself and Ferguson Enterprises Inc., and William Thees (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on March 11, 2025).

10.48+*	Form of August 2024 Amendment to Executive Officer Employment Agreement.
10.49+
Form of Legacy Non-Employee Director Appointment Letter (incorporated by reference to Exhibit 10.50 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 25, 2024).

10.50+
Form of Non-Employee Director Appointment Letter (incorporated by reference to Exhibit 10.51 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 25, 2024).

10.51+
Form of Non-Employee Director Restricted Stock Unit Award Agreement Pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan, approved by the Compensation Committee September 11, 2024 (incorporated by reference to Exhibit 10.52 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 25, 2024).

10.52+
Form of Restricted Stock Unit Award Agreement Pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan, approved by the Compensation Committee September 11, 2024 (incorporated by reference to Exhibit 10.53 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 25, 2024).

10.53+
Form of Performance Award Unit Agreement Pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan, approved by the Compensation Committee September 11, 2024 (incorporated by reference to Exhibit 10.54 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 25, 2024).

10.54+
Form of Stock Option Agreement Pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan, approved by the Compensation Committee September 11, 2024 (incorporated by reference to Exhibit 10.55 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 25, 2024).

10.55+
Form of Amendment to Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan Stock Option Grant Notice and Stock Option Award Agreement, approved by the Compensation Committee September 11, 2024 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on June 3, 2025).

10.56+*	Form of Restricted Stock Unit Award Agreement Pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan, approved by the Compensation Committee September 10, 2025.
10.57+*	Form of Performance Award Unit Agreement Pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan, approved by the Compensation Committee September 10, 2025.
10.58+*	Form of Stock Option Agreement Pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan, approved by the Compensation Committee September 10, 2025.
10.59+
Form of Restricted Stock Unit Award Agreement Pursuant to the Ferguson plc 2023 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on November 29, 2023).

10.60+
Form of Performance Award Unit Agreement Pursuant to the Ferguson plc 2023 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on November 29, 2023).

10.61+	Change in Control Policy (incorporated by reference to Exhibit 10.5 the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on August 1, 2024).
10.62+
Retirement Policy for Ferguson Group Share Plans (incorporated by reference to Exhibit 10.46 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.63+
Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Life Insurance Plan II (incorporated by reference to Exhibit 10.47 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.64+
Amendment No. 1 to Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) Executive Life Insurance Plan II (incorporated by reference to Exhibit 10.48 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.65+
Amendment No. 2 to Ferguson Enterprises, LLC Executive Life Insurance Plan II (incorporated by reference to Exhibit 10.49 of the Annual Report on Form 10-K (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on September 26, 2023).

10.66+
Amendment No. 3 to the Ferguson Enterprises, LLC Executive Life Insurance Plan II (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on December 6, 2023).

10.67+
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.55 of the Registration Statement on Form S-4 filed by Ferguson Enterprises Inc. with the SEC on April 18, 2024).

19	Insider Trading Policy (incorporated by reference to Exhibit 19 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 25, 2024.
21.1*	List of Significant Subsidiaries.
22.1
List of Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 of the Registration Statement on Form S-3 (File No. 333-282398) filed by Ferguson Enterprises Inc. and Ferguson UK Holdings Ltd with the SEC on September 30, 2024).

23.1*	Consent of Deloitte & Touche LLP.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

97
Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 25, 2024).

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
September 26, 2025

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of September 26, 2025.

Name	Position

/s/ Kevin Murphy	President & Chief Executive Officer and Director
Kevin Murphy	(Principal Executive Officer)

/s/ William Brundage	Chief Financial Officer and Director
William Brundage	(Principal Financial Officer)

/s/ Richard Winckler	Chief Accounting Officer
Richard Winckler	(Principal Accounting Officer)

/s/ Geoffrey Drabble	Board Chair
Geoffrey Drabble

/s/ Rekha Agrawal	Director
Rekha Agrawal

/s/ Kelly Baker	Director
Kelly Baker

/s/ Richard Beckwitt	Director
Richard Beckwitt

/s/ Catherine Halligan	Director
Catherine Halligan

/s/ Brian May	Director
Brian May

/s/ James S. Metcalf	Director
James S. Metcalf

/s/ Alan Murray	Director
Alan Murray

/s/ Suzanne Wood	Director
Suzanne Wood