Form 10-Q
period 2025-10-31
Ferguson Enterprises Inc. /DE/
filed 2025-12-09
CIK 2011641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of December 2, 2025, the number of outstanding shares of common stock was 195,545,957.

TABLE OF CONTENTS

CERTAIN TERMS
Unless otherwise specified or the context otherwise requires, the terms “Company,” “Ferguson,” “we,” “us,” and “our” and other similar terms used in this Quarterly Report on Form 10-Q (this “Quarterly Report”) refer to Ferguson Enterprises Inc. and its consolidated subsidiaries. As previously announced, our board of directors approved a change in our fiscal year end from July 31st to December 31st. The term “transition period” refers to the five-month period from August 1, 2025 to December 31, 2025 as the Company transitions from a July 31st fiscal year end to a December 31st fiscal year end. References to the “current quarter” refer to the three months in the transition period ended October 31, 2025. Prior to the transition period, our fiscal year was the year ending on July 31 of the corresponding calendar year. For example, references to “fiscal 2025” or similar references refer to the fiscal year ended July 31, 2025, and references to “the first quarter of fiscal 2025” refer to the quarter ended October 31, 2024. Our fiscal year 2026 will commence on January 1, 2026.
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
•fluctuations in product prices/costs (e.g., including as a result of the use of commodity-priced materials, inflation/deflation, trade restrictions and/or the failure to qualify for or maintain supplier rebates) and foreign currency;
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
•the costs and risk exposure relating to sustainability matters and disclosures, including regulatory or legal requirements and disparate stakeholder expectations; and
•other risks and uncertainties set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on September 26, 2025 (the “Annual Report”) and in other filings we make with the SEC in the future.
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

Part I - FINANCIAL INFORMATION
Item 1.Financial Statements
Ferguson Enterprises Inc.
Condensed Consolidated Statements of Earnings
(unaudited)

	Three months ended
	October 31,
(In millions, except per share amounts)	2025	2024
Net sales	$8,169	$7,772
Cost of sales	(5,663)	(5,432)
Gross profit	2,506	2,340
Selling, general and administrative expenses	(1,641)	(1,585)
Depreciation and amortization	(94)	(90)
Operating profit	771	665
Interest expense, net	(46)	(46)
Other (expense) income, net	(13)	5
Income before income taxes	712	624
Provision for income taxes	(142)	(154)
Net income	$570	$470

Earnings per share - Basic	$2.91	$2.34

Earnings per share - Diluted	$2.90	$2.34

Weighted average number of shares outstanding:
Basic	196.2	200.8
Diluted	196.6	201.3

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended
	October 31,
(In millions)	2025	2024
Net income	$570	$470
Other comprehensive (loss) income:
Foreign currency translation adjustments	(9)	(7)
Pension adjustments, net of tax impacts of ($1) and ($2), respectively	2	5
Total other comprehensive income (loss), net of tax	(7)	(2)
Comprehensive income	$563	$468

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	As of
(In millions, except share amounts)	October 31, 2025	July 31, 2025
Assets
Cash and cash equivalents	$526	$674
Accounts receivable, less allowances of $24 and $24, respectively	3,807	3,964
Inventories	4,613	4,492
Prepaid and other current assets	1,025	945
Assets held for sale	56	71
Total current assets	10,027	10,146
Property, plant and equipment, net	1,886	1,846
Operating lease right-of-use assets	1,841	1,763
Deferred income taxes, net	136	225
Goodwill	2,464	2,464
Other intangible assets, net	704	726
Other non-current assets	636	559
Total assets	$17,694	$17,729

Liabilities and stockholders’ equity
Accounts payable	$3,468	$3,577
Short-term debt	—	400
Current portion of operating lease liabilities	461	447
Other current liabilities	1,397	1,578
Liabilities held for sale	13	26
Total current liabilities	5,339	6,028
Long-term debt	4,124	3,752
Long-term portion of operating lease liabilities	1,434	1,367
Other long-term liabilities	741	750
Total liabilities	11,638	11,897

Stockholders’ equity:
Common stock, par value $0.0001; 500,000,000 shares authorized; 201,343,253 issued	—	—
Paid-in capital	990	926
Retained earnings	7,117	6,776
Treasury shares, 5,447,701 and 4,759,053 shares, respectively at cost	(1,073)	(899)
Accumulated other comprehensive loss	(978)	(971)
Total stockholders' equity	6,056	5,832
Total liabilities and stockholders' equity	$17,694	$17,729

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Three months ended
	October 31,
(In millions, except per share data)	2025	2024
Ordinary shares:
Balance at beginning of period	$—	$30
Treasury shares canceled	—	(4)
Ordinary shares canceled	—	(26)
Balance at end of period	—	—

Common stock:
Balance at beginning of period	—	—
Common stock issued	—	—
Balance at end of period	—	—

Paid-in capital:
Balance at beginning of period	926	864
Share-based compensation expense	64	20
Ordinary shares canceled	—	26
Balance at end of period	990	910

Retained earnings:
Balance at beginning of period	6,776	9,589
Treasury shares canceled	—	(3,932)
Net earnings	570	470
Cash dividends declared of $0.83 and $0.79, respectively	(163)	(158)
Shares issued under employee stock plans	(66)	(80)
Balance at end of period	7,117	5,889

Treasury shares:
Balance at beginning of period	(899)	(3,936)
Treasury shares canceled	—	3,936
Share repurchases	(210)	(261)
Shares issued under employee share plans, net	36	50
Balance at end of period	(1,073)	(211)

Accumulated other comprehensive loss:
Balance at beginning of period	(971)	(931)
Total other comprehensive loss	(7)	(2)
Balance at end of period	(978)	(933)
Total stockholder's equity	$6,056	$5,655
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(In millions)	Three months ended
	October 31,
	2025	2024
Cash flows from operating activities:
Net income	$570	$470
Depreciation and amortization	94	90
Share-based compensation	64	11
Changes in deferred income taxes	87	(1)
Changes in inventories	(118)	(203)
Changes in receivables and other assets	49	(4)
Changes in accounts payable and other liabilities	(371)	(169)
Changes in income taxes payable	46	158
Other operating activities	9	(7)
Net cash provided by operating activities	430	345

Cash flows from investing activities:
Purchase of businesses acquired, net of cash acquired	(21)	(22)
Capital expenditures	(118)	(77)
Other investing activities	7	—
Net cash used in investing activities	(132)	(99)

Cash flows from financing activities:
Purchase of treasury shares	(208)	(256)
Repayments of debt	(1,475)	(1,550)
Proceeds from debt	1,447	1,621
Change in bank overdrafts	(2)	4
Cash dividends	(164)	—
Other financing activities	(46)	(33)
Net cash used in financing activities	(448)	(214)
Change in cash, cash equivalents and restricted cash	(150)	32
Effects of exchange rate changes	(2)	(3)
Cash, cash equivalents and restricted cash, beginning of period	707	625
Cash, cash equivalents and restricted cash, end of period	$555	$654

Supplemental Disclosures:
Cash paid for income taxes, net	$9	$—
Cash paid for interest	75	74
Accrued capital expenditures	11	7
Accrued dividends	163	158

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
These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report. The financial results for the interim period may not be indicative of the financial results for the entire fiscal period.
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

	As of
(In millions)	October 31, 2025	July 31, 2025
Cash and cash equivalents	$526	$674
Restricted cash	29	33
Total cash, cash equivalents and restricted cash	$555	$707

Supplier finance program
The Company maintains a supplier financing program with a third party financial institution wherein certain of the Company’s shipping and logistics providers in the United States can opt to receive early payment from the third party financial institution at a nominal discount. Such payment terms are independently negotiated between the third party financial institution and the shipping and logistics providers. The Company’s obligations to suppliers are unchanged and payment terms are consistent with the Company’s normal payment terms. All outstanding payables related to the supplier finance program are classified within accounts payable within our condensed consolidated balance sheets and were $63 million and $62 million as of October 31, 2025 and July 31, 2025, respectively.
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
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40).” The amendments in this update remove all references to the previously existing software development project stages and require entities to start capitalizing software costs when management has authorized and committed funding to a software project and it is probable that the project will be completed with its intended functionality. The new standard is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted and can be applied prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently evaluating the ASU to determine the impact on its consolidated financial statements.
Recent accounting pronouncements pending adoption that are not discussed above are either not applicable, or will not have, or are not expected to have, a material impact on our consolidated financial condition, results of operations or cash flows.

Note 2: Segment and net sales information
The Company reports its financial results of operations on a geographical basis in the following two reportable segments: United States and Canada. Each segment generally derives its revenues in the same manner as described in Note 1, Summary of significant accounting policies included in the Annual Report. The Company uses adjusted operating profit as its measure of segment profit. Certain income and expenses are not allocated to the Company’s segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts.
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
Segment results were as follows:

	Three months ended
	October 31,
(In millions)	2025	2024
Net sales:
United States	$7,757	$7,369
Canada	412	403
Total net sales	8,169	7,772

Cost of sales:
United States	(5,361)	(5,136)
Canada	(302)	(296)

Operating costs:
United States	(1,590)	(1,536)
Canada	(94)	(84)

Adjusted operating profit:
United States	806	697
Canada	16	23
Total segment adjusted operating profit	822	720

Central and other costs(1)	(14)	(14)
Corporate restructuring expenses	(2)	(3)
Amortization of acquired intangible assets	(35)	(38)
Interest expense, net	(46)	(46)
Other (expense) income, net	(13)	5
Income before income taxes	$712	$624

(1)Primarily includes SG&A, including depreciation expense on long lived assets and software amortization expense that is not related to a segment.

Capital expenditures and depreciation and amortization by segment were as follows:

	Three months ended
	October 31,
(In millions)	2025	2024
Capital expenditures:
United States	$114	$76
Canada	4	1
Total capital expenditures	$118	$77

Depreciation and amortization:
United States	$89	$85
Canada	5	5
Total depreciation and amortization(1)	$94	$90
(1) Includes amortization of acquired intangible assets of $35 million and $38 million in the three months ended October 31, 2025 and 2024, respectively. These amounts are not included in segment adjusted operating profit.

Assets by segment included:

	As of
(In millions)	October 31, 2025	July 31, 2025
Assets:
United States	$15,914	$15,757
Canada	990	1,008
Total segment assets	16,904	16,765
Corporate	790	964
Total assets	$17,694	$17,729
Long-lived assets are as follows:

	As of
(In millions)	October 31, 2025	July 31, 2025
Long-lived assets:
United States	$1,836	$1,795
Canada	50	51
Total long-lived assets	$1,886	$1,846

Net sales disaggregation
A disaggregation of net sales by customer group in the United States is as follows:

	Three months ended
	October 31,
	2025	2024
Customer Group
Waterworks	25%	23%
Ferguson Home	21%	21%
Commercial/Mechanical	15%	13%
Residential Trade Plumbing	14%	16%
HVAC	11%	13%
Industrial	7%	7%
Facilities Supply	4%	4%
Fire & Fabrication	3%	3%
Total United States	100%	100%
The Company does not disaggregate sales for Canada based on materiality. No sales to an individual customer accounted for more than 10% of net sales during any of the periods presented.
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
Note 3: Weighted average shares
The following table shows the calculation of diluted shares:

	Three months ended
	October 31,
(In millions)	2025	2024
Weighted average number of shares outstanding:
Basic weighted average shares	196.2	200.8
Effect of dilutive shares(1)	0.4	0.5
Diluted weighted average shares	196.6	201.3

Excluded anti-dilutive shares	0.1	0.2
(1)Represents the potential dilutive impact of share-based awards.
Note 4: Income tax
The Company’s tax provision for each period presented was calculated using an estimated annual tax rate, adjusted for discrete items occurring during the applicable period to arrive at an effective tax rate. The effective income tax rates for the relevant periods were as follows:

	Three months ended
	October 31,
	2025	2024
Effective tax rate	19.9%	24.7%
During the three months ended October 31, 2025, there were no material changes to the Company’s unrecognized tax benefits, beyond the release of benefits following the lapse of statute of limitations, when compared to those items disclosed in the Annual Report.

Note 5: Debt
The Company’s debt obligations consisted of the following:

	As of
(In millions)	October 31, 2025	July 31, 2025
Variable-rate debt:
Receivables Facility	$—	$375
Fixed-rate debt:
Private placement notes	300	700
Unsecured senior notes, due April 2027 - October 2034	3,100	3,100
2031 Senior Notes, 4.35% due March 2031	750	—
Subtotal	$4,150	$4,175
Less: current maturities of debt	—	(400)
Unamortized discounts and debt issuance costs	(23)	(19)
Interest rate swap - fair value adjustment	(3)	(4)
Total long-term debt	$4,124	$3,752
Receivables Securitization Facility
The Company maintains a Receivables Securitization Facility (the “Receivables Facility”) which is primarily governed by the Receivables Purchase Agreement, dated July 31, 2013, as amended from time to time. The Receivables Facility consists of funding for up to $915 million. The Company has the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion, subject to lender participation. As of October 31, 2025, no borrowings were outstanding under the Receivables Facility.
Revolving Credit Facility
The Company, pursuant to a revolving credit agreement (the “Revolving Credit Agreement”), maintains a revolving credit facility that has aggregate total available credit commitments of $1.5 billion (the “Revolving Facility”). The Revolving Credit Agreement provides the Company with the ability to increase the aggregate capacity of the facility by $500 million under certain conditions, including the receipt of additional or increased lender commitments. As of October 31, 2025, no borrowings were outstanding under the Revolving Facility.
Private Placement Notes
In September 2025, the Company repaid $400 million related to the 3.73% private placement notes that matured.
2031 Senior Notes
In September 2025, the Company issued and sold $750 million aggregate principal amount of unsecured senior notes, maturing in March 2031 (the “2031 Senior Notes”). The 2031 Senior Notes bear interest at a rate of 4.35%, payable semi-annually. The obligations of the Company under the 2031 Senior Notes are fully and unconditionally guaranteed by Ferguson UK Holdings Limited, an indirect subsidiary of the Company.
The 2031 Senior Notes may be redeemed, in whole or in part, (i) at 100% of the principal amount on the notes being redeemed plus a “make-whole” prepayment premium at any time prior to one month before the maturity date (the “Notes Par Call Date”) or (ii) after the Notes Par Call Date at 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest on the principal being redeemed. The 2031 Senior Notes include covenants, subject to certain exceptions, which include limitations on the granting of liens and on mergers and acquisitions.
Other
The Company was in compliance with all debt covenants that were in effect as of October 31, 2025.

Note 6: Assets and liabilities at fair value
The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the periods presented. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other debt instruments, such as the Receivables Facility due to its variable interest rate, approximated their fair values as of October 31, 2025 and July 31, 2025.
The Company’s derivatives (interest rate swaps which are considered fair value hedges) and investments in equity instruments are carried at fair value on the condensed consolidated balance sheets (Level 2 and Level 3 fair value inputs, respectively) and are not material. The notional amount of the Company’s outstanding fair value hedges was $150 million as of October 31, 2025 and July 31, 2025.
Carrying amounts and the related estimated fair value of the Company’s long-term debt were as follows:

	October 31, 2025		July 31, 2025
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured senior notes	$3,827	$3,829	$3,081	$3,033
Private placement notes	300	300	700	698
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
Note 8: Accumulated other comprehensive loss
The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2025	($463)	($508)	($971)
Other comprehensive (loss) income before reclassifications	(9)	(1)	(10)
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Other comprehensive (loss) income	(9)	2	(7)
Balance at October 31, 2025	(472)	(506)	(978)

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2024	($461)	($470)	($931)
Other comprehensive (loss) before reclassifications	(7)	2	(5)
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Other comprehensive (loss) income	(7)	5	(2)
Balance at October 31, 2024	(468)	(465)	(933)

Amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items include the related income tax impacts. Such amounts consisted of the following:

	Three months ended
	October 31,
(In millions)	2025	2024
Amortization of actuarial losses	$4	$4
Tax benefit	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss	$3	$3
Note 9: Retirement benefit obligations
The Company maintains pension plans in the U.K. and Canada. The components of net periodic pension cost, which are included in Other (expense) income, net in the condensed consolidated statements of earnings, were as follows:

	Three months ended
	October 31,
(In millions)	2025	2024
Interest cost	($17)	($16)
Expected return on plan assets	16	16
Amortization of net actuarial losses	(4)	(4)
Net periodic cost	($5)	($4)
The impact of exchange rate fluctuations is included in the amortization of net actuarial losses line above.

Note 10: Stockholders’ equity
The following table presents a summary of the Company’s share activity:

	Three months ended
	October 31,
	2025	2024
Ordinary shares:
Balance at beginning of period	—	232,171,182
Treasury shares canceled	—	(30,827,929)
Ordinary shares canceled	—	(201,343,253)
Balance at end of period	—	—
Common stock:
Balance at beginning of period	201,343,253	—
Common stock issued	—	201,343,253
Balance at end of period	201,343,253	201,343,253
Treasury shares:
Balance at beginning of period	(4,759,053)	(30,827,929)
Treasury shares canceled	—	30,827,929
Share repurchases	(901,308)	(1,310,163)
Treasury shares used to settle share-based compensation awards	212,660	248,690
Balance at end of period	(5,447,701)	(1,061,473)
Total shares outstanding at end of period	195,895,552	200,281,780
Share Repurchases
The Company is currently purchasing shares under an authorization that allows up to $5.0 billion in share repurchases. As of October 31, 2025, the Company had completed $4.2 billion in share repurchases under the authorized program.
Ordinary Shares and Treasury shares
As of August 1, 2024, the Company canceled all ordinary shares in connection with its completion of the transaction to establish a new corporate structure to domicile our parent company in the United States. As a result, in the first quarter of fiscal 2025, 30,827,929 ordinary shares held in treasury were canceled, 201,343,253 of outstanding ordinary shares not held in treasury were canceled and 201,343,253 shares of common stock were issued as consideration therefor.
Note 11: Share-based compensation
The Company grants share-based compensation awards that can be broadly characterized by the underlying vesting conditions as follows:
•Time vested, restricted stock units (“RSU”) vest over time. RSU awards granted prior to fiscal 2025 cliff vest, typically at the end of three years. RSU awards granted in fiscal 2025 and beyond will vest in equal, annual installments over three years. The fair value of these awards is based on the closing share price on the date of grant.
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
•Single metric performance stock units (“PSU”) typically vest following three-year performance cycles. The number of shares issued will vary based upon the Company’s performance against an adjusted operating profit measure. The Company did not issue new PSUs in the current quarter.

The following table summarizes the share-based incentive awards activity for the three months ended October 31, 2025:

	Number of shares	Weighted average grant date fair value
Outstanding as of July 31, 2025	636,239	$159.58
RSU awards granted	95,641	234.31
PSU-EX granted	34,884	282.98
Share adjustments from modification(1)	193,618	224.13
Share adjustments based on performance	84,585	199.13
Vested	(338,550)	176.54
Forfeited	(7,652)	172.21
Outstanding as of October 31, 2025	698,765	$190.20
(1)In September 2025, the Company’s Compensation Committee used discretion to adjust the payout percentage for certain performance stock awards granted in fiscal 2023 that were not probable of vesting such that they became probable of vesting. This modification resulted in $43 million of share-based compensation expense and impacted approximately 530 grantees.
The following table relates to RSU, PSU and PSU-EX awards activity:

Three months ended
October 31,
(In millions, except per share amounts)	2025
Fair value of awards vested	$80
Weighted average grant date fair value per share granted	$247.32
The following table relates to all share-based compensation awards:

	Three months ended
	October 31,
(In millions)	2025	2024
Share-based compensation expense (within SG&A)	$64	$11
Income tax benefit	16	3
Total unrecognized share-based compensation expense for all share-based payment plans was $96 million at October 31, 2025, which is expected to be recognized over a weighted average period of 2.1 years.
Stock Options
In October 2025, the Company granted 25,135 stock options with an exercise price equal to the closing share price of the Company's common stock on the last trading day prior to the date of grant. These options vest and become exercisable over three years, in equal, annual installments beginning one year from the date of grant, and expire 10 years from the date of grant. The fair value of the Company's stock options was estimated on the date of grant using the Black-Scholes option-pricing model. As of October 31, 2025, the Company had 63,523 total stock options outstanding. The share-based compensation expense of stock options is not material.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to convey management’s perspective regarding the Company’s operational and financial performance for the three months ended October 31, 2025 and 2024, respectively. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing in “Item 1. Financial Statements” of this Quarterly Report (the “Condensed Consolidated Financial Statements”) and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of the Annual Report.
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
The following table presents highlights of the Company’s performance for the periods below:

	Three months ended
	October 31,
(In millions, except per share amounts)	2025	2024
Net sales	$8,169	$7,772
Operating profit	771	665
Net income	570	470

Earnings per share - diluted	2.90	2.34

Net cash provided by operating activities	430	345

Supplemental non-GAAP financial measures:(1)
Adjusted operating profit	808	706
Adjusted earnings per share - diluted	2.84	2.45

(1) The Company uses certain non-GAAP measures, which are not defined or specified under U.S. GAAP. See the section titled “Non-GAAP Reconciliations and Supplementary Information.”
For the three months ended October 31, 2025, net sales increased by 5.1% compared with the first quarter of fiscal 2025, primarily due to price inflation, incremental sales from acquisitions and higher sales volume, partially offset by the impact of foreign exchange rates and an immaterial divestment in Canada.
For the current quarter, operating profit increased by 15.9% (adjusted operating profit increased 14.4%), compared with the first quarter of fiscal 2025. The year-over-year change was driven by higher sales and the associated gross profit, partially offset by higher variable costs.
For the current quarter, diluted earnings per share was $2.90 (adjusted diluted earnings per share: $2.84), increasing 23.9% (15.9% on an adjusted basis) compared with the first quarter of fiscal 2025 due to higher net income and the impact of share repurchases.
Net cash provided by operating activities increased to $430 million in the current quarter compared with $345 million in the first quarter of fiscal 2025, primarily reflecting higher net income after adjusting for non-cash items.

Results of Operations

	Three months ended
	October 31,
(In millions)	2025	2024
Net sales	$8,169	$7,772
Cost of sales	(5,663)	(5,432)
Gross profit	2,506	2,340
Selling, general and administrative expenses	(1,641)	(1,585)
Depreciation and amortization	(94)	(90)
Operating profit	771	665
Interest expense, net	(46)	(46)
Other (expense) income, net	(13)	5
Income before income taxes	712	624
Provision for income taxes	(142)	(154)
Net income	$570	$470
Net sales
For the three months ended October 31, 2025, net sales were $8.2 billion, an increase of $0.4 billion, or 5.1%, compared with the first quarter of fiscal 2025. The increase in net sales was primarily driven by price inflation of approximately 3%, incremental sales from acquisitions of 1.0% and higher sales volume, partially offset by 0.1% from the combined impacts of foreign exchange rates and an immaterial divestment in Canada. The Company’s increase in net sales was driven by growth in non-residential markets in its United States segment.
Gross profit
Gross profit in the current quarter increased $166 million, or 7.1%, compared with the first quarter of fiscal 2025, primarily reflecting increased net sales. Gross profit as a percentage of sales was 30.7% in the current quarter compared with 30.1% in the first quarter of fiscal 2025. The increase of 0.6% primarily reflected specific management actions to better capture the value provided to customers.
Selling, general and administrative (“SG&A”) expenses
SG&A expenses in the current quarter increased $56 million, or 3.5%, compared with the first quarter of fiscal 2025. SG&A as a percentage of sales was 20.1% in the current quarter compared with 20.4% in the first quarter of fiscal 2025. The decrease in SG&A as a percent of sales primarily reflects operating leverage of the Company’s cost base, partially offset by the impact of performance driven variable incentive costs.
Income tax
Income tax expense was $142 million in the current quarter, a decrease of $12 million, or 7.8%, compared with the first quarter of fiscal 2025. The Company’s effective tax rate was 19.9% in the current quarter compared with 24.7% for the first quarter of 2025. These decreases were mainly related to the release of uncertain tax positions due to the lapsing of the statute of limitations offset by the tax impact of increased income before income taxes in the current fiscal period.
Net income
Net income was $570 million in the current quarter, an increase of $100 million, or 21.3%, compared with the first quarter of fiscal 2025 due to the various elements described in the sections above.

Segment results
United States

	Three months ended
	October 31,
(In millions)	2025	2024
Net sales	$7,757	$7,369
Adjusted operating profit	806	697
Net sales for the United States segment were $7.8 billion in the current quarter, an increase of $388 million, or 5.3%, compared with the first quarter of fiscal 2025. The increase in net sales was due to price inflation of approximately 3%, incremental sales from acquisitions of 0.9% and higher sales volume. Net sales in non-residential markets, representing approximately half of revenue in the United States, increased approximately 12% compared with the first quarter of fiscal 2025. This increase was driven by waterworks and commercial/mechanical, including large capital project activity. Net sales in residential markets decreased approximately 1% compared with the first quarter of fiscal 2025 in light of weak housing starts and permit activity, along with soft repair, maintenance and improvement (“RMI”) work.
Adjusted operating profit for the United States segment was $806 million in the current quarter, an increase of $109 million, or 15.6%, compared with the first quarter of fiscal 2025, primarily reflecting higher sales and the associated gross profit, partially offset by higher operating costs.
Canada

	Three months ended
	October 31,
(In millions)	2025	2024
Net sales	$412	$403
Adjusted operating profit	16	23
Net sales for the Canada segment were $412 million in the current quarter, an increase of $9 million, or 2.2%, compared with the first quarter of fiscal 2025. This increase in net sales was primarily driven by incremental sales from acquisitions of 4.6% and price inflation of approximately 4%. These increases were partially offset by lower volume, the impact of foreign currency exchange rates of 1.6% and the impact of a non-core business divestment of 1.5%.
Adjusted operating profit for the Canada segment decreased by $7 million compared with the first quarter of fiscal 2025 due to higher operating costs, partially offset by higher gross profit.

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

	Three months ended
	October 31,
(In millions)	2025	2024
Net income	$570	$470
Provision for income taxes	142	154
Interest expense, net	46	46
Other (income) expense, net	13	(5)
Operating profit	771	665
Corporate restructuring expenses(1)	2	3
Amortization of acquired intangibles	35	38
Adjusted operating profit	$808	$706
(1)For the three months ended October 31, 2025 and 2024, corporate restructuring expenses primarily related to incremental costs in connection with transition activities following the establishment of our parent company’s domicile in the United States.

Reconciliation of net income to adjusted net income and adjusted EPS - diluted
The following table reconciles net income (U.S. GAAP) to adjusted net income and adjusted EPS - diluted (non-GAAP):

	Three months ended
	October 31,
(In millions, except per share amounts)	2025		2024
		per share(1)		per share(1)
Net income	$570	$2.90	$470	$2.34
Corporate restructuring expenses(2)	2	0.01	3	0.01
Amortization of acquired intangibles	35	0.18	38	0.19
Discrete tax adjustments(3)	(39)	(0.20)	(7)	(0.04)
Tax impact on non-GAAP adjustments(4)	(9)	(0.05)	(10)	(0.05)
Adjusted net income	$559	$2.84	$494	$2.45

Diluted weighted average shares outstanding	196.6		201.3

(1)Per share on a dilutive basis.
(2)For the three months ended October 31, 2025 and 2024, corporate restructuring expenses primarily related to incremental costs in connection with transition activities following the establishment of our parent company’s domicile in the United States.
(3)For the three months ended October 31, 2025, discrete tax adjustments mainly related to the release of uncertain tax positions following the lapse of statute of limitations and tax treatment of certain compensation items that are not material. For the three months ended October 31, 2024, discrete tax adjustments mainly related to the tax treatment of certain compensation items that are not material.
(4)For the three months ended October 31, 2025 and 2024, the tax impact on non-GAAP adjustments primarily related to the amortization of acquired intangibles.
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
Cash flows
As of October 31, 2025 and July 31, 2025, the Company had cash and cash equivalents of $526 million and $674 million, respectively. In addition to cash, the Company had $2.4 billion of available liquidity from undrawn debt facilities as of October 31, 2025.
As of October 31, 2025, the Company’s total debt was $4.1 billion. The Company anticipates that it will be able to meet its debt obligations as they become due.

Cash flows from operating activities

	Three months ended
	October 31,
(In millions)	2025	2024
Net cash provided by operating activities	$430	$345
Net cash provided by operating activities was $430 million and $345 million for the three months ended October 31, 2025 and 2024, respectively. The $85 million increase was mainly due to higher net income (adjusted for non-cash items), partially offset by the net increase in working capital compared with the prior year. The increase in working capital was primarily driven by a decrease in payables due to the timing of vendor payments compared with the prior year, partially offset by lower inventory purchases in order to appropriately manage customer demand, along with lower receivables due to the timing of collections year-over-year.
Cash flows from investing activities

	Three months ended
	October 31,
(In millions)	2025	2024
Net cash used in investing activities	($132)	($99)
Capital expenditures totaled $118 million and $77 million for the three months ended October 31, 2025 and 2024, respectively. These investments were primarily for strategic projects to support future growth, such as new market distribution centers, our branch network and new technology. In addition, the Company invested $21 million and $22 million in new acquisitions for the three months ended October 31, 2025 and 2024, respectively.
Cash flows from financing activities

	Three months ended
	October 31,
(In millions)	2025	2024
Net cash used in financing activities	($448)	($214)
Dividends paid to shareholders were $164 million for the three months ended October 31, 2025. The Company generally pays dividends in the fiscal quarter following the fiscal quarter in which the dividend was declared. However, the dividends declared in the fourth quarter of fiscal 2024 were also paid in the fourth quarter of fiscal 2024 in connection with the transaction to establish a new corporate structure to domicile our parent company in the United States. As such, no dividends were paid in the first quarter of fiscal 2025.
Share repurchases under the Company’s announced share repurchase program were $208 million and $256 million for the three months ended October 31, 2025 and 2024, respectively.
Net payments from debt transactions were $28 million compared with net proceeds of $71 million for the three months ended October 31, 2025 and 2024, respectively. In the current quarter, the Company received $747 million from the issuance of the 2031 Senior Notes (as defined below). These proceeds were partially offset by debt repayments of $400 million in connection with the maturity of certain Private Placement Notes and net repayments of $375 million under the Company’s Receivables Facility (each, as defined below). In the first quarter of fiscal 2025, the Company received $746 million in net proceeds from the issuance of 2034 Senior Notes, partially offset by the repayment of the Company’s $500 million Term Loans and $175 million in net repayments under the Receivables Facility.

Debt facilities
The following section summarizes certain material provisions of our long-term debt facilities and current obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness.

	As of
(In millions)	October 31, 2025	July 31, 2025
Short-term debt	$—	$400
Long-term debt	4,124	3,752
Total debt	$4,124	$4,152
Private Placement Notes
In June 2015 and November 2017, Wolseley Capital, Inc., a wholly-owned subsidiary of the Company, privately placed fixed rate notes (the “Private Placement Notes”). As of October 31, 2025, $300 million in Private Placement Notes remain outstanding.
In September 2025, the Company repaid $400 million related to the 3.73% private placement notes that matured.
Unsecured Senior Notes
The Company has issued $3.9 billion in various issuances of unsecured senior notes (collectively, the “Unsecured Senior Notes”), including the September 2025 issuance of $750 million aggregate principal amount of unsecured senior notes due March 2031 (the “2031 Senior Notes”).
Receivables Securitization Facility
The Company maintains a Receivables Securitization Facility with an aggregate total available amount of $915 million (the “Receivables Facility”). The Company has the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion from time to time, subject to lender participation. As of October 31, 2025, no borrowings were outstanding under the Receivables Facility.
Revolving Credit Facility
The Company, pursuant to a revolving credit agreement (the “Revolving Credit Agreement”), maintains a revolving credit facility that has aggregate total available credit commitments of $1.5 billion (the “Revolving Facility”). The Revolving Credit Agreement provides the Company with the ability to increase from time to time the aggregate capacity of the facility by $500 million under certain conditions, including the receipt of additional or increased lender commitments. As of October 31, 2025, no borrowings were outstanding under the Revolving Facility.
Other
The Company was in compliance with all debt covenants that were in effect as of October 31, 2025.
See Note 5, Debt to the Condensed Consolidated Financial Statements and the notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of the Annual Report for further details regarding the Company’s debt.
There have been no significant changes to the Company’s policies on accounting for, valuing or managing the risk of financial instruments during the three months ended October 31, 2025.

Guarantor Disclosures
Ferguson Enterprises Inc. (the “Issuer”) is the issuer of the 2031 Senior Notes and 5.000% Senior Notes due 2034. The obligations under both series of senior notes are unsecured and are fully and unconditionally guaranteed on an unsecured basis by Ferguson UK Holdings Limited (the “Guarantor” and together with the Issuer, the “Obligor Group”).
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

	As of
(In millions)	October 31, 2025	July 31, 2025
Current assets	$35	$284
Non-current assets	83	25
Current liabilities	197	201
Non-current liabilities	1,485	740
Due from non-guarantor subsidiaries	158	9,283

Three months ended
October 31,
(In millions)	2025
Net sales	$—
Gross profit	—
Operating loss	(13)
Net loss	(31)

Other interest income, net from non-guarantor subsidiaries	156
Critical accounting policies and estimates
There have been no material changes to our critical accounting policies as disclosed in the Annual Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in the Annual Report.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 31, 2025. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can only provide reasonable assurance that the objectives of the disclosure controls and procedures are met.
Based on their evaluation as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table presents the number and average price of shares purchased in each month of the current quarter:

(In millions, except share count and per share amount)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(1)	(d) Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
August 1 -August 31, 2025	252,337	$228.31	252,337	$912
September 1 -September 30, 2025	265,255	$224.72	265,255	$852
October 1 -October 31, 2025	383,716	$238.53	383,716	$761
	901,308		901,308

(1)In September 2021, the Company announced a program to repurchase up to $1.0 billion of shares. Since the initial authorization, the Company has announced from time-to-time various increases, bringing the total authorized share repurchase program to $5.0 billion. As of October 31, 2025, the Company had completed $4.2 billion in share repurchases.

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

10.1*
Omnibus Amendment to Receivables Purchase Agreement and Purchase and Contribution Agreement, dated November 10, 2025, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC, as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson Enterprises Inc. as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement.

10.2+
Form of Restricted Stock Unit Award Agreement pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan, approved by the Compensation Committee September 10, 2025 (incorporated by reference to Exhibit 10.56 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 26, 2025).

10.3+
Form of Performance Award Unit Agreement pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan, approved by the Compensation Committee September 10, 2025 (incorporated by reference to Exhibit 10.57 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 26, 2025).

10.4+
Form of Stock Option Agreement pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan, approved by the Compensation Committee September 10, 2025 (incorporated by reference to Exhibit 10.58 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 26, 2025).

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
December 9, 2025

Ferguson Enterprises Inc.
/s/ William Brundage
Name:	William Brundage
Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)