Form 10-KT
period 2025-12-31
Ferguson Enterprises Inc. /DE/
filed 2026-02-27
CIK 2011641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1, 2025 to December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financing reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒ No
The aggregate market value of the voting shares held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of June 30, 2025, the last business day of what would have been the registrant’s most recently completed second quarter if the close of the transition period were the end of a full fiscal year, was $42,870,902,857. As of February 20, 2026, the number of outstanding shares of common stock was 194,502,694.
Documents Incorporated by Reference:
The information required by Part III of this Transition Report on Form 10-KT (the “Transition Report”), to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal period to which this Transition Report relates (the “2026 Proxy Statement”).

CERTAIN TERMS
Unless otherwise specified or the context otherwise requires, the terms “Company,” “Ferguson,” “we,” “us,” and “our” and other similar terms used in this Transition Report refer to Ferguson Enterprises Inc. and its consolidated subsidiaries. As previously announced, our board of directors approved a change in our fiscal year end from a fiscal year ending on July 31st of each year to a fiscal year ending on December 31st of each year. The term “transition period” refers to the five-month period from August 1, 2025 to December 31, 2025 as the Company transitioned its fiscal year end. The Company’s current fiscal year commenced on January 1, 2026. Except as otherwise specified or the context otherwise requires, references to years indicate (i) our fiscal year ended July 31st for periods prior to the transition period and (ii) our fiscal year ended December 31st for periods following the transition period. For example, references to “fiscal 2025” or similar references refer to the fiscal year ended July 31, 2025 and references to “2026” or similar references refer to the fiscal year ending December 31, 2026.
MARKET AND INDUSTRY DATA
The information in this Transition Report that has been sourced from third parties has been accurately reproduced and, as far as we are aware and able to ascertain from the information published by that third party, no facts have been omitted that would render the reproduced information inaccurate or misleading. Industry publications generally state that their information is obtained from sources they believe reliable but that the accuracy and completeness of such information is not guaranteed and that the projections they contain are based on a number of significant assumptions. We are not aware of any exhaustive industry or market reports that cover or address our specific markets.
TRADEMARKS
All trademarks, trade names and service marks appearing in this Transition Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Transition Report are referred to without the symbols ® and ™, but such references should not be construed as any indication that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
Certain information included in this Transition Report is forward-looking, including within the meaning of the Private Securities Litigation Reform Act of 1995, and involves risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied by forward-looking statements. Forward-looking statements cover all matters which are not historical facts and include, without limitation, statements or guidance regarding or relating to our future financial position, results of operations and growth, plans and objectives for the future including our capabilities and priorities, risks associated with changes in global and regional economic, market and political conditions, ability to manage supply chain challenges, ability to manage the impact of product price fluctuations, our financial condition and liquidity, legal or regulatory changes, and other statements concerning the success of our business and strategies.
Forward-looking statements can be identified by the use of forward-looking terminology, including terms such as “believes,” “estimates,” “anticipates,” “expects,” “forecasts,” “intends,” “continues,” “plans,” “projects,” “goal,” “target,” “aim,” “may,” “will,” “would,” “could” or “should” or, in each case, their negative or other variations or comparable terminology and other similar references to future periods. Forward-looking statements speak only as of the date on which they are made. They are not assurances of future performance and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Therefore, you should not place undue reliance on any of these forward-looking statements. Although we believe that the forward-looking statements contained in this Transition Report are based on reasonable assumptions, you should be aware that many factors could cause actual results to differ materially from those contained in such forward-looking statements, including but not limited to:
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
•changes in competition, including as a result of market consolidation, new entrants, vertical integration or competitors responding more quickly to emerging technologies (such as generative or agentic artificial intelligence (“AI”));
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
•unsuccessful execution of our operational strategies, including the failure to quickly adapt our strategy to emerging technologies;
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
•the costs and risk exposure relating to sustainability matters and disclosures, including regulatory or legal requirements and disparate stakeholder expectations; and
•other risks and uncertainties as set forth under the heading “Risk Factors” in Item 1A of this Transition Report.
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

Part I
Item 1.Business
Overview
Ferguson is North America’s largest value-added distributor of essential water and air solutions, serving the specialized professional in our $340 billion residential and non-residential construction markets. We help make our customers’ complex projects simple, successful and sustainable by providing expertise and a wide range of products and services from plumbing, heating, ventilation and air conditioning (“HVAC”), appliances, and lighting to pipes, valves and fittings (“PVF”), water and wastewater solutions and more. We sell through a common network of distribution centers, branches, counter service and expert sales associates, showroom consultants and e-commerce channels.
The Company has a long history and maintained businesses throughout Europe, Canada and the United States in the 1900s. In the early 2000s, the Company’s focus shifted to attractive North American markets. As a result, the operating businesses across Europe were disposed of through various transactions. As part of this transition, and following a corporate restructuring, Ferguson Enterprises Inc. became the ultimate parent company for the business in August 2024.
Ferguson is listed on the New York Stock Exchange (NYSE: FERG) and the London Stock Exchange (LSE: FERG).
The Company’s corporate headquarters and management office are located at 751 Lakefront Commons, Newport News, Virginia 23606 and its telephone number is +1 757-874-7795.
Business segments
The Company’s reportable segments are established based on how the Company manages its business and allocates resources, which is on a geographical basis. The Company’s reportable segments are the United States and Canada. For further segment information, see Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Segment and net sales information of the Notes to the Consolidated Financial Statements in Part II, Item 8: Financial Statements and Supplementary Data of this Transition Report (the “Consolidated Financial Statements”). Below is a description of the Company’s reportable segments.
United States segment
The United States segment contributed 95% of net sales in the transition period and each of fiscal years 2025, 2024 and 2023.
The United States segment operates primarily under the Ferguson brand, providing expertise and a wide range of products and services from plumbing, HVAC, appliances, and lighting to PVF, water and wastewater solutions, and more to residential and non-residential customers. Our products are delivered through a common network of distribution centers, branches, counter service and expert sales associates, showroom consultants and e-commerce channels. As of December 31, 2025, the United States business operated 1,517 branches, 9 regional distribution centers, as well as five market distribution centers (“MDCs”) for branch replenishment and final mile distribution to customers. Our network serves our customers in all 50 states with approximately 32,000 associates, providing same-day and next-day product availability, which we believe to be a competitive advantage and an important requirement for customers.
Canada segment
The Canada segment contributed 5% of net sales in the transition period and each of fiscal years 2025, 2024 and 2023.
The Canada segment operates primarily under the Wolseley brand and supplies plumbing, HVAC and refrigeration products to residential and commercial contractors. The Canada segment also supplies specialized water and wastewater treatment products to residential, commercial and infrastructure contractors, and supplies PVF solutions to industrial customers. As of December 31, 2025, the Canada business operated 212 branches and one MDC with approximately 3,000 associates.

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
Our business bridges the gap between a large and fragmented supplier base with an even larger and more fragmented customer base. As of December 31, 2025, we had approximately 37,000 suppliers, with no supplier accounting for more than 5% of total inventory purchases, which provides us access to a diverse and broad range of quality products. As of December 31, 2025, we serve our customers through a network of 9 regional distribution centers, six MDCs, approximately 6,200 fleet vehicles, 1,729 branches and approximately 35,000 associates.
Customers
We help make our customers’ complex projects simple, successful and sustainable. We offer expertise and a broad range of products delivered where and when our customers need them. Customers rely on us to help them deliver critical infrastructure spanning almost every stage of a project’s life cycle within the residential and non-residential markets. We partner with our customers to keep millions of homes and businesses operating while helping them to run their business more efficiently. No single customer accounted for more than 1% of our net sales during the transition period and fiscal 2025.
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
Global supply chain
We have a global supply chain which provides access to approximately 37,000 suppliers and we sell more than 1 million unique products each year. We operate an extensive network across North America, including three import centers, 9 regional distribution centers and 1,729 branch locations as of December 31, 2025. Our network also includes six MDCs which provide greater access to key strategic markets and allows us to bring our products closer to our customers. These MDCs include automated picking and replenishment systems for the majority of items. This automation improves efficiency and reduces manual handling of certain products which supports associate health and safety.

Competitive conditions
We believe we are well-equipped to win new market share and generate attractive returns. We have leading positions in the residential and non-residential markets based on net sales as a percentage of overall market size. For the transition period and fiscal 2025, residential and non-residential markets each account for approximately half of our net sales, with net sales within these combined markets balanced between RMI (approximately two-thirds of our net sales) and new construction (approximately one-third of our net sales), based on management’s estimates. We have chosen to operate in each of these markets because we believe we can generate strong growth, solid gross and operating margins and good returns on capital.
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
Contractual relationships and seasonality
We are not dependent on any material licenses, industrial, commercial or financial contracts (including contracts with customers and suppliers) or new manufacturing processes. Our business is not highly seasonal although we generally experience the highest volume of sales in the spring and summer months in North America.
Intellectual property
We rely on a combination of intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary assets and our brands. We have registered or applied for registration of trademarks, service marks, and internet domain names, both domestically and internationally.
Regulatory landscape
Our operations are affected by various statutes, regulations and standards in the countries and markets in which we operate, including the United States and Canada. The amount of such regulation and the penalties for any breaches can vary. While we are not engaged in a highly regulated industry, we are subject to the laws governing businesses generally, including laws relating to competition, product safety, data privacy and protection, labor and employment practices, accounting and tax standards, international trade, fraud, bribery and corruption, land usage, the environment, health and safety, transportation, payment terms and other matters. We do not currently expect compliance with these laws and regulations to have a material effect on our capital expenditures, results of operations, or competitive position as compared to prior periods.
Human capital management
Our associates are fundamental to the long-term success of the Company. We continue to invest in the development of our associates and are committed to attracting, developing, engaging and retaining the best talent. Our associate base includes a mix of tenured associates and external hires, blended with new talent through acquisitions.
As of December 31, 2025, Ferguson employed approximately 35,000 associates worldwide, including those employed on a full-time, part-time, seasonal or temporary basis, which includes approximately 32,000 associates in the United States, 3,000 associates in Canada and a small number of associates who reside outside of the United States and Canada.

Key areas of our human capital management program include the following:
Attracting top talent
We seek the best associates in our industry. Our hiring process is intended to reach a diverse talent pool as we foster a culture of strong relationships where differences in thought, experience and perspective contribute to our ability to help make our customers’ projects simple, successful and sustainable.
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
Our associates’ voices matter. To support engagement and retention of our associates, we conduct surveys where associates can provide us with their feedback, including a full engagement survey every two years for companywide insights and more frequent pulse surveys for targeted check-ins of select audiences. From the resulting data, we develop an action plan designed to make improvements in the areas our associates indicated that they value most. In addition, we are committed to supporting our associates as well as customers and people within our communities. Through a variety of outreach efforts, we provide our associates with the opportunity to engage directly in community service.
We offer these development and engagement programs to aid in the growth, engagement and retention of our associates. We believe that these programs support our objective to retain the best talent.
Culture and values
We strive to maintain a culture of integrity and are committed to acting ethically in all our business activities. This commitment is outlined in our Code of Business Conduct and Ethics (“Code of Conduct”), which sets forth the standards that we expect of our associates and those who may work on our behalf. The Code of Conduct is a resource dedicated to helping our associates live The Ferguson Way and understand Ferguson’s commitment to compliance with all applicable laws and regulations and Company policies. We require new associates to complete our Code of Conduct training upon hire and all current associates to complete our Code of Conduct training on an annual basis.
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
Health and safety
We strive for continuous improvement in our health and safety performance by maintaining high standards for our health and safety compliance programs as well as training our associates on and enforcing expected safe behaviors and global safety rules. We promote a culture of “first in safety,” which is supported by a commitment from our executive leadership and through engagement with our associates. We endeavor to ensure that at each location, our associates and our contractors are well-informed about health and safety measures and are provided with the appropriate equipment and tools to protect themselves and those around them. Our safety efforts are further supported by the allocation of additional resources for safety improvements and the employment of dedicated safety professionals. Through continuous investment in health and safety, we aim to mitigate the risk of and minimize exposure to on-the-job injuries.
Sustainability Report
Additional information regarding our activities related to sustainability and human capital management matters, including our people and communities, can be found on our Sustainability webpage at corporate.ferguson.com/sustainability and in our most recent Sustainability Report, which is available on that same webpage. The contents of such webpage and the Sustainability Report are not incorporated by reference into this Transition Report or in any other report or document we file with or furnish to the SEC.
Available information
The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). In accordance with these requirements, the Company files reports and other information with the SEC. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The Company’s website is corporate.ferguson.com. The Company’s reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including this Transition Report on Form 10-KT, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments thereto, are available, free of charge, through the Company’s website as soon as reasonably practicable after the material is electronically filed with or furnished to the SEC.
Any references to the Company’s website contained herein do not constitute incorporation by reference of information contained on such website and such information should not be considered part of this Transition Report.

Item 1A.Risk Factors
Risk factors summary
For a summary of risk factors, see our “Forward-Looking Statements and Risk Factor Summary” on page 1.
Risk factors
In addition to the other information contained in this Transition Report, you should carefully consider the following risk factors before investing in our common stock. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are not aware or that we currently believe are immaterial may also adversely affect the Company. If any of the possible events described below were to occur, the business, financial condition and results of operations of the Company could be materially and adversely affected. If that happens, the market price of our common stock could decline, and holders of shares of our common stock could lose all or part of their investment.
This Transition Report also contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described below and elsewhere in this Transition Report.
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
Our financial performance depends significantly on industry trends and general economic conditions, including the state of the residential and non-residential markets, as well as changes in gross domestic product in the geographic markets in which we operate, particularly in the U.S. where we generated 95% of our net sales in the transition period. Accordingly, a number of factors beyond our control, including but not limited to inflation, deflation, stagflation or recession, trade restrictions such as tariffs, sanctions and retaliatory countermeasures, the political climate, government spending, unemployment, interest rate and mortgage rate fluctuations, mortgage delinquency and foreclosure rates, foreign currency fluctuations, labor shortages, including as a result of changes in immigration policy, labor and healthcare costs, the availability of financing, disruption in the financial and credit markets, including as a result of instability in the banking sector and the failure of financial institutions, changes in tax laws, product availability constraints as a result of the ineffectiveness of or disruption to our domestic or international supply chain or fulfillment networks, cybersecurity incidents or network security breaches, adverse weather events or natural disasters, acts of terrorism, acts of war, consumer activism, pandemics or epidemics, civil unrest and geopolitical conditions, could have a material adverse effect on our business, financial condition and results of operations.
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
Residential markets and non-residential markets each account for approximately half of our net sales, with net sales within these combined markets balanced between RMI (approximately two-thirds of our net sales) and new construction (approximately one-third of our net sales). Our end markets are dependent, in part, upon certain macroeconomic and industry trends. For example, recent spikes in large capital project activity have led to increased demand for our products and services in non-residential markets. Should there be any slowdown in the development, or cancellation, of large capital projects, we may see a weakening of demand and, consequently, reduced net sales. Additionally, in the past we have seen a slowdown in our end markets caused by softer demand, inflation, higher interest or mortgage rates and other issues in the market. The Federal Reserve began to lower interest rates in late 2025; however, it is uncertain if the Federal Reserve will continue to lower interest rates and, if so, to what level and for how long. Further, it is possible that mortgage rates could remain elevated despite any action taken by the Federal Reserve. Rate increases or the lack of anticipated rate decreases could result in weak or no growth in our end markets. Any decrease in demand due to weak or limited growth in our end markets could have a material adverse effect on our business, financial condition and results of operations.
Further, any slowdown or stagnation in either end market may cause unanticipated shifts in our end market preferences and purchasing practices and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer and, in turn, our customers, and could have a material adverse effect on our business, financial condition and results of operations. For example, rapid changes in demand may heighten the risks described in the risk factor titled “We may not rapidly identify or effectively respond to direct and/or end customers’ wants, expectations or trends, which could adversely affect our relationship with customers, our reputation, the demand for our products and our market share.”
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
Further, the competitive landscape is dynamic and subject to change. For example, the arrival of new, or the expansion of existing, competitors with new technologies or lower-cost non-value added business models may aggregate demand away from incumbents. In addition, certain competitors may devote more resources to systems development and automation or respond more quickly to emerging technologies (such as generative and agentic AI) and changes in customer preferences than we do. Furthermore, the industries in which we operate may be disrupted by non-traditional competitors through acquisitions of traditional competitors to expand their capabilities and/or targeted customer base. These non-traditional competitors, in some cases, have larger customer bases, greater brand recognition and greater resources than we do. Furthermore, this competitor consolidation could cause the industries in which we operate to become more competitive as greater economies of scale are achieved.
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
Some of our products are, or contain significant amounts of, commodity-priced materials, predominantly plastic, copper and steel, and other components that are subject to price changes based upon fluctuations in the commodities market, which can arise from changes in domestic and international supply and demand, general inflationary and deflationary pressures, labor costs, competition, trade restrictions, such as tariffs, sanctions and retaliatory countermeasures and geopolitical conflict, among other factors. To a lesser extent, fluctuations in the price of fuel could affect transportation costs. In addition, shipping capacity constraints and related fluctuations in shipping rates and space availability further impact product cost. Our ability to adjust prices in a timely manner to account for price fluctuations will often depend on market conditions, our fixed costs, inflation and deflation, and other factors. In the event that circumstances require us to adjust our product prices and operational strategies to reflect fluctuating prices (inflation/deflation), there can be no assurance that such adjustments will be effective. For example, our inability to pass on all or a portion of product price inflation to our customers in a timely manner could reduce our profit margins. Similarly, downward pressure on product prices due to deflation has in the past and may in the future cause profit margins to decline, particularly in the case of sustained price deflation coupled with increasing costs of operations. Our efforts to monitor for signs of moderation or deflation, which would present risks that we may not be able to totally mitigate, may be ineffective. Any failure to appropriately address some or all of these risks could have a material adverse effect on our business, financial condition and results of operations.
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
Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs, sanctions or taxes on imports from countries where we import products or raw materials (either directly or through our suppliers), could have a material adverse impact on our competitive position, business, financial condition and results of operations. In 2025, the U.S. announced tariffs and reciprocal tariffs on a wide range of products manufactured or produced worldwide. Several countries have similarly announced reciprocal or other tariffs impacting products manufactured or produced in the U.S. The U.S. has and may in the future pause, reimpose or increase tariffs, and countries subject to such tariffs have and in the future may impose reciprocal tariffs or other retaliatory countermeasures in response to the imposition of tariffs by the U.S. If these tariffs are fully implemented and we are unable to pass on the costs of these tariffs to our customers, our gross profits will be reduced. In addition, if our customers’ costs are increased, we could suffer from decreased demand as our customers may choose to delay or cancel projects and other purchases that include the products that we sell to them.
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
We had total debt of $4.1 billion as of December 31, 2025. We may incur substantial additional indebtedness in the future, in particular in connection with future acquisitions, which remain a core part of our strategy, some of which may be secured by some or all of our assets. Our overall level of indebtedness from time to time may have an adverse effect on our strategy, including requiring us to dedicate portions of our cash flow to payments on our debt, thereby reducing funds available for reinvestment in the business; restricting us from securing financing, if necessary, to pursue acquisition opportunities; limiting our flexibility in planning for, or reacting to, changes in our business and industry; limiting our ability to purchase, redeem or retire our common stock; and placing us at a competitive disadvantage compared to our competitors that have lower levels of indebtedness. In addition, our indebtedness exposes us to the risk of increased interest rates because a portion of our borrowings are at variable rates of interest.
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
We source, distribute and sell products from domestic and international suppliers. As of December 31, 2025, we had approximately 37,000 suppliers located in various countries around the world.
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

For example, we must continue to effectively adapt our products and services to a changing technological and regulatory environment to drive growth and defend against disruption caused by competitors, regulators or other external forces impacting our business and operations. If we fail to identify and capture opportunities for deployment or integration of emerging technologies, including generative or agentic AI, or are unable to keep pace with our competitors’ deployment and integration of such technologies, we may suffer from decreased demand for our products and services.
Any failure to appropriately address some or all of these risks, or significant service level declines, could lead customers to purchase from our competitors instead, resulting in reduced net sales, lower operating margins, reduced profitability, loss of market share and/or diminished brand recognition, which could have a material adverse effect on our business, financial condition and results of operations.

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
We face global cybersecurity threats, which range from uncoordinated individual attempts to sophisticated and targeted measures, known as advanced persistent threats, directed at us and our customers, suppliers, and service providers. Cybersecurity incidents and network security breaches have included in the past, and may in the future include, but are not limited to, attempts to access or unauthorized access of information, exploitation of vulnerabilities (including those of third-party software or systems), computer viruses, ransomware, denial of service (“DoS”) and other electronic security breaches. Cyber-attacks from computer hackers and cyber criminals and other malicious internet-based activity continue to increase, and our services and systems, including the systems of our outsourced service providers, have been and may in the future continue to be the target of various forms of cybersecurity incidents such as Domain Name System attacks, wireless network attacks, viruses and worms, malicious software, ransomware, application centric attacks, insider threats, peer-to-peer attacks, business email compromises and phishing attempts, backdoor trojans and distributed DoS attacks. Furthermore, given that new technologies continue to emerge, the methods used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and continue to grow in sophistication. Accordingly, we may be unable to anticipate or detect such attacks or promptly and effectively respond to them.
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

Loss of customer, supplier, associate, or other business information or compromise of our information systems could disrupt operations and our key business processes, result in the impairment or loss of critical data, be costly and resource intensive to remedy, damage our reputation, our relationship with customers, suppliers and other stakeholders and expose us to claims from customers, suppliers, financial institutions, regulators, payment card associations, associates and others, any of which could have a material adverse effect on our business, financial condition and results of operations. For further information on our cybersecurity risk management and governance, see Part I, Item 1C of this Transition Report.
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
Our business operates in the U.S. and Canada and is subject to specific risks of conducting business in different jurisdictions across these countries and other parts of the world, including Barbados, China, India, Mexico, South Korea, Switzerland, Taiwan, Thailand, Trinidad and Tobago, the U.K. and Vietnam. Our business is subject to a wide array of domestic and international laws, regulations and standards in jurisdictions where we operate, including advertising and marketing regulations, anti-bribery and corruption/money laundering laws, anti-competition regulations, data privacy and data protection (including payment card industry data security standards) and cybersecurity requirements (including protection of information and incident responses), occupational health and safety regulations, consumer product safety regulations, consumer protection laws, cash and electronic payment regulations and industry standards, environmental protection laws and regulations (including those covering per- and polyfluoroalkyl substances (“PFAS”), extended producer responsibility (“EPR”) and greenhouse gas (“GHG”) reporting), foreign exchange controls and cash repatriation restrictions, government business regulations applicable to us as a government contractor selling to federal, state and local government entities, import and export requirements, intellectual property laws, labor laws, product compliance laws, fleet and driver related laws, supplier regulations regarding the sources of supplies or products, tax laws, zoning laws, unclaimed property laws and laws, regulations and standards applicable to other commercial matters. These laws, regulations and standards are often complex, subject to change and subject to varying interpretations, and compliance therewith may be subject to varying degrees of scrutiny. Moreover, we are also subject to audits and inquiries by government agencies in the ordinary course of business.
In recent years, a number of new laws and regulations have been adopted, new executive orders have been announced, and there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. For example, since taking office, the current administration has sought to adopt new regulations and policies and to suspend, revise or rescind prior regulations and policies that are identified as conflicting with the administration’s position, this has resulted in increased regulatory uncertainty, including the state level as multiple states have responded legislatively to such suspensions, revisions and rescissions by enacting or pursuing enactment of new state laws. Any changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations, including the laws and regulations noted above, could increase our costs of doing business or impact our operations, including, among other factors, as a result of required investments in technology and the development of new operational processes.
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

Additionally, shareholders may attempt to effect changes, engage in proxy solicitations or advance shareholder proposals related to sustainability matters. Responding to such activities can be costly and time-consuming, disrupting our operations and diverting the attention of our board of directors and senior management from the pursuit of business strategies.
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
As of December 31, 2025, Ferguson had completed approximately $4.4 billion of its previously announced $5.0 billion share repurchase program with approximately $0.6 billion remaining under its share repurchase program. The timing and actual number of shares of common stock to be repurchased will depend on a variety of factors including cash availability and other market conditions. The share repurchase program could affect the price of our shares and increase volatility and we may suspend or terminate the share repurchase program at any time, which may result in a decrease in the trading price of our shares. The existence of a share repurchase program could also cause the price of our shares of common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our shares of common stock. Additionally, repurchases under our share repurchase program could diminish our liquidity.
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
As part of our cybersecurity risk management and strategy, the Company invests in processes, resources and incremental technical defenses to help prevent, identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a timely manner. We have enterprise-level compliance processes, policies and insurance coverage in place, including related to data protection and cybersecurity. We utilize the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework to drive our risk assessment and to identify and prioritize technology and process investments. Additionally, Ferguson maintains a Security Operations Center (“SOC”) with enterprise event visibility.
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
Ferguson invests in associate training and education on cybersecurity and risk management thereof. Ferguson provides annual phishing training to all associates who are issued a Company device, and our annual Code of Conduct training often features information technology subjects, such as protection of company and personal information and identifying and reporting cybersecurity and phishing incidents. In addition, we maintain a cybersecurity awareness hub on our company intranet, distribute cyber newsletters and cyber tips, and conduct regular phishing email simulation tests, including customized role-based tests, to reinforce prior training and promote ongoing awareness of risks. We also periodically conduct tabletop exercises with management and other associates to practice cyber incident response and to improve our processes and strategies.
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

As of the date of this Transition Report, cybersecurity incidents and risks, separately or in the aggregate, have not materially affected our business strategy, results of operations or financial condition. However, we face ongoing risks from cybersecurity threats and there can be no assurance that our security efforts and measures, and those of our third-party vendors, will prevent or minimize cybersecurity risks. See “Risk Factors—If we are unable to protect our sensitive data and information systems against data corruption, cybersecurity incidents or network security breaches, or if we are unable to provide adequate security in the electronic transmission of sensitive data, it could materially adversely affect our business, financial condition and results of operations” and “—A failure of a key information technology system or process could materially adversely affect the operations of our business” in Item 1A of this Transition Report for more information on our cybersecurity-related risks.
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
Role of Management
Pursuant to our ERM Program charter, our Executive Committee is responsible for assessing and managing the Company’s exposure to enterprise risks. The Executive Committee is composed of the CEO and members of senior management appointed by the CEO, including the CDIO. Our CDIO has delegated to our CISO and the cybersecurity teams primary responsibility for identifying, assessing, monitoring and managing our cybersecurity threats. They receive information regarding cybersecurity incidents and threats from the SOC and through internal escalation procedures detailed in the CIRP. The CISO then provides periodic reports to the Executive Committee, including reporting on significant cybersecurity incidents and resulting remedial actions, the cybersecurity team’s strategic plan, the results of associate trainings and any other notable cybersecurity matters.
Our CDIO has over 25 years of executive experience leading information technology teams and providing strategic vision for multiple Fortune 500 companies. For further details about our CDIO’s background, see the “Information About Our Executive Officers” section of Part I of this Transition Report. Our CISO has over 25 years of industry experience, including in developing and leading cybersecurity risk management programs for Fortune 100 companies. Additionally, our CISO and members of the cybersecurity team hold a number of industry recognized certifications, such as Certified Information Systems Security Professional, Payment Card Industry Data Security Standard Internal Security Assessor, Certified Information Security Manager, Certified in Risk and Information Systems control, and Certified Ethical Hacker, among others.
Item 2.Properties
The Company’s corporate headquarters and management office are located at 751 Lakefront Commons, Newport News, Virginia 23606. We believe our facilities are maintained in good operating condition and sufficient to meet our present operating needs.
The following table presents our principal facilities as of December 31, 2025:

Location / Segment	Facility & Use	Total locations	Owned locations	Leased locations	Square feet
United States	Regional Distribution Centers(1)	9	89%	11%	6,066,307
United States	Market Distribution Centers	5	60%	40%	2,544,854
United States	Branches	1,517	16%	84%	47,200,782
Canada	Market Distribution Center	1	—%	100%	186,174
Canada	Branches	212	21%	79%	2,955,260
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
Bo Camposano, age 55, Senior Vice President – Waterworks. Mr. Camposano serves as Senior Vice President – Waterworks. Before assuming his current role in August 2024, he served as Vice President of Waterworks from 2019 to 2024. Mr. Camposano began his career with the Company in 1996 as a trainee and has held several key positions, including Training and HR Development, Operations Manager, General Manager, District Manager and Regional Vice President.
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
Bill Thees, age 59, Chief Operating Officer. Mr. Thees was named Chief Operating Officer in February 2025. He began his career with the Company in 1990 as a trainee at the Orlando, Florida Waterworks location. Since then, he has held several key positions, including Branch Manager, General Manager, and District Manager. Mr. Thees assumed leadership for the Waterworks Business in 2007 and was promoted to Vice President in 2009. Between August 2018 and July 2024, he served as Senior Vice President of Business and Sales. Most recently, Mr. Thees served as Senior Vice President from August 2024 to February 2025.

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
Holders
As of February 20, 2026, there were 2,407 holders of record of our shares of common stock.
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

	July 31,						December 31,
	2020	2021	2022	2023	2024	2025	2025
Ferguson Enterprises Inc.(1)	$100	$161	$147	$195	$274	$279	$279
S&P 500 Stock Index	100	136	130	147	180	209	227
S&P 500 Industrials Stock Index	100	146	138	162	190	229	236
(1)LSE data used from August 1, 2020 through March 10, 2021 with GBP values converted to USD using the daily foreign exchange rate. NYSE data used from March 11, 2021 onwards.

Unregistered sales of equity securities and use of proceeds
None.
Purchases of equity securities by the issuer and affiliated purchasers

(In millions, except share count and per share amount)	(a) Total Number of Shares Purchased	(b) Average Prices Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(1)	(d) Maximum Value of Shares Yet To Be Purchased Under the Program(1)
November 1 - November 30, 2025	349,723	241.94	349,723	676
December 1 - December 31, 2025	502,228	231.05	502,228	560
	851,951		851,951

(1)In September 2021, the Company announced a program to repurchase up to $1.0 billion of shares. Since the initial authorization, the Company has announced from time to time various increases, bringing the total authorized share repurchase program to $5.0 billion. As of December 31, 2025, the Company had completed approximately $4.4 billion of the total authorized repurchase program.
Item 6.[Reserved].

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to convey management’s perspective regarding the Company’s operational and financial performance and should be read in conjunction with the Consolidated Financial Statements and related notes contained in this Transition Report. The discussion in this Transition Report generally focuses on the five months ended December 31, 2025 compared with the five months ended December 31, 2024. A discussion of our results of operations and changes in financial condition for fiscal 2025 compared with fiscal 2024 has been excluded from this report, but can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our fiscal 2025 Annual Report.
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
Overview
Ferguson is a value-added distributor of essential water and air solutions, serving the specialized professional in the residential and non-residential North American construction markets. We help make our customers’ complex projects simple, successful and sustainable by providing expertise and a wide range of products and services from plumbing, HVAC, appliances, and lighting to PVF, water and wastewater solutions, and more. Ferguson is headquartered in Newport News, Virginia.
The following table presents highlights of our annual performance:

	Five months ended
	December 31,
(In millions, except per share amounts)	2025	2024(2)
Net sales	$12,833	$12,279
Operating profit	1,099	916
Net income	786	636

Earnings per share - diluted	4.01	3.17

Supplemental non-GAAP financial measures:(1)
Adjusted operating profit	1,153	983
Adjusted earnings per share - diluted	4.01	3.38

(1) The Company uses certain non-GAAP measures, which are not defined or specified under accounting principles generally accepted in the United States (“U.S. GAAP”). See the section titled “Non-GAAP Reconciliations and Supplementary Information.”
(2) Unaudited
For the transition period, net sales increased by 4.5% compared with the same period in the prior year, primarily due to price inflation and incremental sales from acquisitions.
For the transition period, operating profit increased 20.0% (adjusted operating profit increased 17.3%) with the same period in the prior year. The year-over-year change was driven by higher sales and the associated gross profit, partially offset by higher variable costs.
For the transition period, diluted earnings per share was $4.01 (adjusted diluted earnings per share was also $4.01), increasing 26.5% (18.6% on an adjusted basis) compared with the same period in the prior year due to higher net income and the impact of share repurchases.

Results of Operations
The table below summarizes the Company’s consolidated statements of earnings for the periods indicated.

	Five months ended
	December 31,
(In millions)	2025	2024(1)
Net sales	$12,833	$12,279
Cost of sales	(8,903)	(8,622)
Gross profit	3,930	3,657
Selling, general and administrative expenses	(2,677)	(2,587)
Restructuring activities	3	(3)
Depreciation and amortization	(157)	(151)
Operating profit	1,099	916
Interest expense, net	(79)	(79)
Other (expense) income, net	(17)	5
Income before income taxes	1,003	842
Provision for income taxes	(217)	(206)
Net income	$786	$636

(1) Unaudited
Net sales
Net sales were $12.8 billion in the transition period, an increase of $0.6 billion, or 4.5%, compared with the same period in the prior year. The increase in net sales was primarily driven by low to mid-single digit price inflation and incremental sales from acquisitions of 1.0%. The Company’s increase in net sales was driven by growth in non-residential markets in its United States segment.
Gross profit
Gross profit was $3.9 billion in the transition period, an increase of $273 million, or 7.5%, compared with the same period in the prior year. Gross profit as a percent of sales was 30.6% in the transition period compared with 29.8% in the prior year. The increase primarily reflected management actions to better capture the value provided to customers.
Selling, general and administrative expenses (“SG&A”)
SG&A expenses in the transition period increased $90 million, or 3.5%, compared with the same period in the prior year. SG&A as a percentage of sales was 20.9% in the transition period compared with 21.1% in the prior year. The decrease in SG&A as a percent of sales primarily reflects operating leverage of the Company’s cost base, partially offset by the impact of performance driven variable incentive costs.
Restructuring expenses
Corporate restructuring expenses
The Company recorded corporate restructuring expenses of $3 million during each of the transition period and the comparable period in 2024. These expenses were primarily related to transition activities following the establishment of our parent company’s domicile in the United States.
Business restructuring expenses
During the transition period, the Company sold a distribution center in the United States that was closed as part of restructuring actions taken in fiscal year 2025, recording a gain of $20 million. This was partially offset by $14 million in restructuring charges related to the closure of certain branches and other actions to streamline operations in Canada. No such amounts were recorded in the same period in 2024.

Income tax expense
Income tax expense was $217 million for the transition period, an increase of $11 million compared with the same period in 2024. The Company’s effective tax rate was 21.6% in the transition period compared with 24.5% for same period in the prior year. The increase in income tax expense was primarily due to higher income before income taxes in the transition period, partially offset by the lower effective tax rate due to the release of uncertain tax positions related to the lapsing of the statute of limitations.
Net income
Net income for the transition period was $786 million, an increase of $150 million, or 23.6%, compared with the same period in 2024 due to the elements described in the sections above.
Segment results of operations: five months ended December 31, 2025 and 2024
The Company’s reportable segments are the United States and Canada based on how the Company manages its business and allocates resources, which is on a geographical basis. The Company’s measure of segment profit is adjusted operating profit. For further segment information, see Note 2, Segment and net sales information of the Notes to the Consolidated Financial Statements.
United States

	Five months ended
	December 31,
(In millions)	2025	2024
Net sales	$12,200	$11,662
Adjusted operating profit	1,160	975
Net sales for the United States segment were $12.2 billion in the transition period, an increase of $0.5 billion, or 4.6%, compared with the same period in the prior year. The increase in net sales was primarily driven by low to mid-single digit price inflation and incremental sales from acquisitions of 0.8%. Net sales in non-residential markets, representing approximately half of revenue in the United States, increased approximately 11% in the transition period compared with the same period in the prior year. This increase was driven by waterworks and commercial/mechanical, including large capital project activity. Net sales in residential markets decreased approximately 1% compared with the same period in the prior year in light of weak housing starts and permit activity, along with soft repair, maintenance and improvement (“RMI”) work.
Adjusted operating profit in the United States was $1.2 billion, an increase of 19.0% compared with the prior year, primarily reflecting higher sales and the associated gross profit, partially offset by higher operating costs.
Canada

	Five months ended
	December 31,
(In millions)	2025	2024
Net sales	$633	$617
Adjusted operating profit	18	30
Net sales for the Canada segment were $633 million in the transition period, an increase of $16 million, or 2.6%, compared with the same period in the prior year. This increase in net sales was primarily due to incremental sales from acquisitions of 4.8% and price inflation of low to mid single digits. These increases were partially offset by lower volume, the impact of a non-core business divestment of 2.4%, and the impact of foreign currency exchange rates of 0.7%.
Adjusted operating profit for the Canada segment decreased $12 million compared with the same period in the prior year, primarily due to higher operating costs, partially offset by higher sales and the associated gross profit.

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

	Five months ended
	December 31,
(In millions)	2025	2024
Net income	$786	$636
Provision for income taxes	217	206
Interest expense, net	79	79
Other expense, net	17	(5)
Operating profit	1,099	916
Corporate restructuring expenses(1)	3	3
Business restructuring expenses(2)	(6)	—
Amortization of acquired intangibles	57	64
Adjusted operating profit	$1,153	$983
(1)During the transition period and the same period in 2024, the Company recorded corporate restructuring expenses that were primarily related to transition activities following the establishment of our parent company’s domicile in the United States.
(2)During the transition period, the Company sold a distribution center in the United States that was closed as part of restructuring actions taken in fiscal year 2025, recording a gain of $20 million. This was partially offset by $14 million in restructuring charges related to the closure of certain branches and other actions to streamline operations in Canada.

Reconciliation of net income to adjusted net income and adjusted EPS - diluted
The following table reconciles net income (U.S. GAAP) to adjusted net income and adjusted EPS - diluted (non-GAAP):

	Five months ended
	December 31,
(In millions, except per share amounts)	2025		2024
		per share(1)		per share(1)
Net income	$786	$4.01	$636	$3.17
Corporate restructurings(2)	3	0.01	3	0.01
Business restructurings(3)	(6)	(0.03)	—	—
Amortization of acquired intangibles	57	0.29	64	0.32
Discrete tax adjustments(4)	(42)	(0.21)	(9)	(0.04)
Tax impact on non-GAAP adjustments(5)	(11)	(0.06)	(16)	(0.08)
Adjusted net income	$787	$4.01	$678	$3.38

Diluted weighted average shares outstanding	196.2		200.7
(1)Per share on a dilutive basis.
(2)For the transition period and the same period in 2024, corporate restructuring expenses primarily related to incremental costs in connection with transition activities following the establishment of our ultimate parent company’s domicile in the United States.
(3)During the transition period, the Company sold a distribution center in the United States that was closed as part of restructuring actions taken in fiscal year 2025, recording a gain of $20 million. This was partially offset by $14 million in restructuring charges related to the closure of certain branches and other actions to streamline operations in Canada.
(4)For the transition period, discrete tax adjustments mainly related to the release of uncertain tax positions following the lapse of statute of limitations and tax treatment of certain compensation items that are not material. For the five months ended December 31, 2024, discrete tax adjustments mainly related to the tax treatment of certain compensation items that are not material.
(5)For the transition period and the same period in 2024, the tax impact on non-GAAP adjustments primarily related to the amortization of acquired intangibles.

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
Cash flows
As of December 31, 2025 and July 31, 2025, the Company had cash and cash equivalents of $557 million and $674 million, respectively. In addition to cash, the Company had $2.4 billion of available liquidity from undrawn debt facilities as of December 31, 2025.
As of December 31, 2025, the Company’s total debt was $4.1 billion. The Company anticipates that it will be able to meet its debt obligations as they become due.
Cash flows from operating activities

Net cash provided by operating activities was $859 million in the transition period and was driven by the cash generated through net income, partially offset by changes in working capital. Inventories increased by $87 million with overall inventory levels in line with typical seasonal trends. Receivables and other assets decreased by $553 million and accounts payable and other liabilities decreased by $706 million, primarily due to the timing of customer and vendor payments, respectively. During the transition period, the Company has identified no significant changes in cash flow related trends or the Company’s ability to generate cash flow from operations.
Cash flows from investing activities

Net cash used in investing activities was $164 million in the transition period.
Capital expenditure totaled $185 million in the transition period. These investments were primarily for strategic projects to support future growth, such as new market distribution centers, our branch network and new technology. In addition, the Company invested $21 million in new acquisitions in the transition period.
Cash flows from financing activities

Net cash used in financing activities was $823 million in the transition period.
Dividends paid to shareholders were $326 million in the transition period.
Share repurchases under the Company’s announced share repurchase program were $407 million in the transition period.
Net repayments of debt were $28 million in the transition period. The Company received $747 million in net proceeds from the issuance of the 2031 Senior Notes (as defined below). These proceeds were partially offset by debt repayments of $400 million in connection with the maturity of certain Private Placement Notes and net repayments of $375 million under the Company’s Receivables Facility (each, as defined below).
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

	December 31,	July 31,
(In millions)	2025	2025	2024
Short-term debt	$148	$400	$150
Long-term debt	3,978	3,752	3,774
Total debt	$4,126	$4,152	$3,924
Private Placement Notes
In June 2015 and November 2017, Wolseley Capital, Inc., a wholly-owned subsidiary of the Company, privately placed fixed rate notes in an aggregate principal amount of $800 million and $355 million, respectively (collectively, the “Private Placement Notes”). In September 2025, the Company repaid $400 million in Private Placement Notes that had matured. As of December 31, 2025, $300 million in Private Placement Notes were outstanding.
Unsecured Senior Notes
In September 2025, Ferguson Enterprises Inc. (“FEI”) issued an additional $750 million aggregate principal amount of Unsecured Senior Notes, maturing in March 2031 (the “2031 Senior Notes”). The 2031 Senior Notes bear interest at a rate of 4.35%, payable semi-annually.
As of December 31, 2025, the Company has issued a total of $3.85 billion in unsecured notes, including approximately $2.35 billion issued by Ferguson Finance plc and $1.5 billion issued by FEI.
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
As of December 31, 2025, no borrowings were outstanding under the Revolving Facility.
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
As of December 31, 2025, no borrowings were outstanding under the Receivables Facility.
Other
The Company was in compliance with all debt covenants for all facilities as of December 31, 2025.
See Note 9, Debt to the Consolidated Financial Statements for further details regarding the Company’s debt.
There have been no significant changes during the transition period to the Company’s policies on accounting for, valuing and managing the risk of financial instruments.
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

Summarized Financial Information of Obligor Group
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for the Obligor Group on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X and should be read in conjunction with the Consolidated Financial Statements and notes thereto that are included in Item 8 of this Transition Report.

	December 31,	July 31,
(In millions)	2025	2025	2024
Current assets	$46	$284	$69
Non-current assets	2	25	59
Current liabilities	214	201	23
Non-current liabilities	1,500	740	500
Due from non-guarantor subsidiaries, net	370	9,283	5,474

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions)	2025	2025
Net sales	$—	$—
Gross profit	—	—
Operating loss	(21)	(46)
Net loss	(53)	(162)

Other interest income, net from non-guarantor subsidiaries	166	653
Other income, net from non-guarantor subsidiaries(1)	$1,083	$4,383
(1)Includes income from intercompany transactions with non-guarantor subsidiaries, primarily from non-cash dividend transactions.

Contractual obligations
The table below sets forth the Company’s anticipated contractual cash outflows on an undiscounted basis as of December 31, 2025:

	As of December 31, 2025
(In millions)	Total	2026	2027 & 2028	2029 & 2030	Thereafter
Debt - principal(a)	$4,150	$150	$1,200	$600	$2,200
Debt - interest only(b)	937	182	324	235	196
Operating leases	2,178	485	841	498	354
Leases not yet commenced	114	114	—	—	—
Other purchase obligations(c)	2,543	2,543	—	—	—
Total	$9,922	$3,474	$2,365	$1,333	$2,750
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
Tax obligations
As of December 31, 2025, the Company had aggregate liabilities for unrecognized tax benefits totaling $102 million, none of which are expected to be paid in the next 12 months. The timing of payment, if any, associated with our long-term unrecognized tax benefit liabilities is unknown. See Note 4, Income Tax to the Consolidated Financial Statements for further discussion of our unrecognized tax benefits.
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
The Company considers an accounting policy to be a critical estimate if: (1) it involves assumptions that are uncertain when judgment was applied, and (2) changes in the estimate assumptions, or selection of a different estimate methodology, could have a significant impact on the Company’s consolidated financial position and results. The Company has determined that its estimates around inventories represent its most critical accounting estimates.
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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risks arising from changes in foreign currency exchange rates, interest rates and commodity prices. The Company has well-defined risk management policies, which have been consistently applied during the transition period. We use derivative and non-derivative instruments to hedge a portion of our risks, none of which are for trading or speculative purposes. There have been no changes since the 2025 Annual Report in the major financial risks faced by the Company.
Foreign currency exchange rates risk
We are exposed to risks from foreign currency exchange rate fluctuations on the translation of our foreign operations into U.S. dollars (predominantly the Canadian dollar) and on the purchase of goods and services by these foreign operations that are not denominated in their local currencies. Our foreign currency related hedging arrangements outstanding at the end of the transition period were not material. A hypothetical 10% change in the relative value of the U.S. dollar would not materially impact the Company’s net income.
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

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Ferguson Enterprises Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ferguson Enterprises Inc. and subsidiaries (the "Company") as of December 31, 2025, July 31, 2025 and July 31, 2024 and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows, for the five months ended December 31, 2025, and for each of the three years in the period ended July 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, July 31, 2025 and July 31, 2024 and the results of its operations and its cash flows for the five months ended December 31, 2025, and for each of the three years in the period ended July 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company had inventories of $4.6 billion as of December 31, 2025.
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
•Tested the effectiveness of controls over management’s inventory obsolescence estimate, including the calculation to arrive at the inventory obsolescence balance per the Company’s policy;
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
/s/ Deloitte & Touche LLP
Richmond, VA
February 27, 2026
We have served as the Company's auditor since 2022.

Ferguson Enterprises Inc.
Consolidated Statements of Earnings

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions, except per share amounts)	2025	2025	2024	2023
Net sales	$12,833	$30,762	$29,635	$29,734
Cost of sales	(8,903)	(21,327)	(20,582)	(20,709)
Gross profit	3,930	9,435	9,053	9,025
Selling, general and administrative expenses	(2,677)	(6,376)	(6,038)	(5,920)
Restructuring and impairment	3	(80)	(28)	(125)
Depreciation and amortization	(157)	(373)	(335)	(321)
Operating profit	1,099	2,606	2,652	2,659
Interest expense, net	(79)	(190)	(179)	(184)
Other income (expense), net	(17)	7	(9)	(11)
Income before income taxes	1,003	2,423	2,464	2,464
Provision for income taxes	(217)	(567)	(729)	(575)
Net income	$786	$1,856	$1,735	$1,889

Earnings per share - Basic	$4.01	$9.33	$8.55	$9.15

Earnings per share - Diluted	$4.01	$9.32	$8.53	$9.12

Weighted average shares outstanding:
Basic	195.9	198.9	202.9	206.4
Diluted	196.2	199.2	203.5	207.2
See accompanying Notes to the Consolidated Financial Statements.

Ferguson Enterprises Inc.
Consolidated Statements of Comprehensive Income

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions)	2025	2025	2024	2023
Net income	$786	$1,856	$1,735	$1,889
Other comprehensive (loss) income:
Foreign currency translation adjustments	7	(2)	(32)	(9)
Pension adjustments, net of tax impacts of $22, $12, $4 and $16, respectively.	(68)	(38)	(11)	(49)
Total other comprehensive loss, net of tax	(61)	(40)	(43)	(58)
Comprehensive income	$725	$1,816	$1,692	$1,831
See accompanying Notes to the Consolidated Financial Statements.

Ferguson Enterprises Inc.
Consolidated Balance Sheets

	December 31,	July 31,
(In millions, except share amounts)	2025	2025	2024
Assets
Cash and cash equivalents	$557	$674	$571
Accounts receivable, less allowances of $25, $24 and $21, respectively	3,312	3,964	3,602
Inventories	4,588	4,492	4,188
Prepaid and other current assets	1,031	945	1,020
Assets held for sale	48	71	29
Total current assets	9,536	10,146	9,410
Property, plant and equipment, net	1,911	1,846	1,752
Operating lease right-of-use assets	1,832	1,763	1,565
Deferred income taxes, net	165	225	181
Goodwill	2,470	2,464	2,357
Other intangible assets, net	685	726	753
Other non-current assets	553	559	554
Total assets	$17,152	$17,729	$16,572

Liabilities and stockholders' equity
Accounts payable	$3,117	$3,577	$3,410
Short-term debt	148	400	150
Current portion of operating lease liabilities	455	447	395
Other current liabilities	1,392	1,578	1,261
Liabilities held for sale	13	26	—
Total current liabilities	5,125	6,028	5,216
Long-term debt	3,978	3,752	3,774
Long-term portion of operating lease liabilities	1,436	1,367	1,198
Other long-term liabilities	756	750	768
Total liabilities	11,295	11,897	10,956

Stockholders’ equity:
Ordinary shares, par value 10 pence: 500,000,000 shares authorized, 0, 0 and 232,171,182 shares issued, respectively	$—	$—	$30
Common stock, par value $0.0001; 500,000,000 shares authorized; 201,343,253, 201,343,253 and 0 shares issued, respectively	—	—	—
Paid-in capital	996	926	864
Retained earnings	7,167	6,776	9,589
Treasury shares, 6,291,666, 4,759,053 and 30,827,929 shares, respectively at cost	(1,274)	(899)	(3,936)
Accumulated other comprehensive loss	(1,032)	(971)	(931)
Total stockholders' equity	5,857	5,832	5,616
Total liabilities and stockholders' equity	$17,152	$17,729	$16,572
See accompanying Notes to the Consolidated Financial Statements.

Ferguson Enterprises Inc.
Consolidated Statements of Stockholders’ Equity

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions, except per share data)	2025	2025	2024	2023
Ordinary shares:
Balance at beginning of period	$—	$30	$30	$30
Treasury shares canceled	—	(4)	—	—
Ordinary shares canceled	—	(26)	—	—
Balance at end of period	—	—	30	30

Common stock:
Balance at beginning of period	—	—	—	—
Common stock issued	—	—	—	—
Balance at end of period	—	—	—	—

Paid-in capital:
Balance at beginning of period	926	864	809	760
Share-based compensation expense	70	36	53	49
Ordinary shares canceled	—	26	—	—
Other	—	—	2	—
Balance at end of period	996	926	864	809

Retained earnings:
Balance at beginning of period	6,776	9,589	8,557	7,594
Treasury shares canceled	—	(3,932)	—	—
Net income	786	1,856	1,735	1,889
Cash dividends declared of $1.72, $3.28, $3.12, and $4.16, respectively	(336)	(652)	(631)	(858)
Shares issued under employee stock plans	(68)	(85)	(72)	(68)
Other	9	—	—	—
Balance at end of period	7,167	6,776	9,589	8,557

Treasury shares:
Balance at beginning of period	(899)	(3,936)	(3,425)	(2,782)
Treasury shares canceled	—	3,936	—	—
Share repurchases	(413)	(953)	(558)	(667)
Shares issued under employee stock plans, net	38	54	47	24
Balance at end of period	(1,274)	(899)	(3,936)	(3,425)

Employee Benefit Trust:
Balance at beginning of period	—	—	(46)	(107)
Shares issued	—	—	45	61
Other	—	—	1	—
Balance at end of period	—	—	—	(46)

Accumulated other comprehensive loss:
Balance at beginning of period	(971)	(931)	(888)	(830)
Total other comprehensive loss	(61)	(40)	(43)	(58)
Balance at end of period	(1,032)	(971)	(931)	(888)
Total stockholder's equity	$5,857	$5,832	$5,616	$5,037
See accompanying Notes to the Consolidated Financial Statements.

Ferguson Enterprises Inc.
Consolidated Statements of Cash Flows

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions)	2025	2025	2024	2023
Cash flows from operating activities:
Net income	$786	$1,856	$1,735	$1,889
Depreciation and amortization	157	373	335	321
Share-based compensation	70	28	49	51
Non-cash impact of impairments	—	—	—	125
Changes in deferred income taxes	80	(39)	125	(104)
Changes in inventories	(87)	(273)	(252)	607
Changes in receivables and other assets	553	(321)	(98)	(1)
Changes in accounts payable and other liabilities	(706)	278	11	(196)
Changes in income taxes payable	11	7	(45)	24
Other operating activities	(5)	(1)	13	11
Net cash provided by operating activities of continuing operations	859	1,908	1,873	2,727
Net cash used in operating activities of discontinued operations	—	—	—	(4)
Net cash provided by operating activities	859	1,908	1,873	2,723

Cash flows from investing activities:
Purchase of businesses acquired, net of cash acquired	(21)	(301)	(260)	(616)
Capital expenditures	(185)	(305)	(372)	(441)
Other investing activities	42	63	31	3
Net cash used in investing activities	(164)	(543)	(601)	(1,054)

Cash flows from financing activities:
Purchase of treasury shares	(407)	(948)	(634)	(908)
Proceeds from sale of treasury shares	—	—	17	17
Repayments of debt	(1,775)	(4,400)	(2,110)	(2,930)
Proceeds from debt	1,747	4,621	2,255	2,775
Change in bank overdrafts	(5)	4	(16)	(15)
Cash dividends	(326)	(489)	(784)	(711)
Other financing activities	(57)	(74)	(41)	(35)
Net cash used in financing activities	(823)	(1,286)	(1,313)	(1,807)
Change in cash, cash equivalents and restricted cash	(128)	79	(41)	(138)
Effects of exchange rate changes	2	3	(3)	22
Cash, cash equivalents and restricted cash, beginning of period	707	625	669	785
Cash, cash equivalents and restricted cash, end of period	$581	$707	$625	$669

Supplemental Disclosures:
Cash paid for income taxes	$126	$601	$651	$656
Cash paid for interest	89	189	188	182
Accrued capital expenditures	17	14	6	17
Accrued dividends	174	163	—	152
See accompanying Notes to the Consolidated Financial Statements.

Ferguson Enterprises Inc.
Notes to the Consolidated Financial Statements
Note 1. Summary of significant accounting policies
Background
Ferguson Enterprises Inc. (including subsidiaries, the “Company”) (NYSE: FERG; LSE: FERG) is a Delaware corporation. Ferguson is a value-added distributor of essential water and air solutions, serving the specialized professional in the residential and non-residential North American construction markets. We help make our customers’ complex projects simple, successful and sustainable by providing expertise and a wide range of products and services from plumbing, HVAC, appliances, and lighting to PVF, water and wastewater solutions, and more. We sell through a common network of distribution centers, branches, counter service and expert sales associates, showroom consultants and e-commerce channels. The corporate headquarters of the Company is located at 751 Lakefront Commons, Newport News, Virginia 23606.
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
Financial statements and basis of consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP as set forth in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification and in conjunction with the rules and regulations of the SEC. These consolidated financial statements include the results of the Company and its wholly-owned subsidiaries as of December 31, 2025. All intercompany transactions have been eliminated from the consolidated financial statements.
Transition period and fiscal year presentation
This transition report on Form 10-KT covers the five month period from August 1, 2025 to December 31, 2025 (the “transition period”) as the Company transitioned from a July 31st fiscal year end to a December 31st fiscal year end. Except as otherwise specified or the context otherwise requires, references to years indicate (i) our fiscal year ended July 31st for periods prior to the transition period and (ii) our fiscal year ended December 31st for periods following the transition period. For example, references to “fiscal 2025” or similar references refer to the fiscal year ended July 31, 2025 and references to “2026” or similar references refer to the fiscal year ending December 31, 2026. Certain comparative prior year financial information has been presented for the transition period. See Note 17: Transition period comparative data for the five months ended December 31, 2024.
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
The following table presents net advertising expenses included in SG&A:

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions)	2025	2025	2024	2023
Net advertising and marketing costs	$148	$376	$380	$403
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

	December 31,	July 31,
(In millions)	2025	2025	2024	2023
Cash and cash equivalents	$557	$674	$571	$601
Restricted cash	24	33	54	68
Total cash, cash equivalents and restricted cash	$581	$707	$625	$669
Concentrations of credit risk
The Company monitors credit risk associated with those financial institutions with which it conducts significant business. Credit risk, including but not limited to counterparty non-performance under derivative instruments and our credit facilities, is not considered significant, as we primarily conduct business with large, well-established financial institutions. This risk is managed by setting credit and settlement limits for approved counterparties. In addition, the Company has established guidelines that it follows regarding counterparty credit ratings which are monitored regularly, seeking to limit its exposure to any individual counterparty. The concentration of credit risk was deemed not significant as of December 31, 2025 and for all other periods presented.
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
The estimated useful life of the respective intangible assets are as follows:

	Range	Weighted average remaining useful life (years)
Customer relationships	4 – 15 years	7
Trade names and brands	1 – 15 years	3
Software	3 – 5 years	2
Other	1 – 5 years	3
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
Rebates relating to the purchase of goods for resale are accrued as earned and are recorded initially as a deduction to the cost of inventory with a subsequent reduction in cost of sales when the related goods are sold. When the Company has the legal right of offset and net settles with the supplier, the supplier rebate receivables are offset with amounts owed to the supplier at the balance sheet date and are included within accounts payable. When the Company does not have the legal right of offset, the supplier rebate receivables are recorded in prepaid and other current assets in the consolidated balance sheets. As of December 31, 2025, July 31, 2025 and July 31, 2024, rebates owed to the Company were $559 million, $471 million and $491 million, respectively.

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
The rollforward of outstanding obligations confirmed as valid under the supplier finance program is as follows:

Five months ended
December 31,
(In millions)	2025
Beginning balance	$62
Invoices confirmed during the year	(229)
Confirmed invoices paid during the year	216
Ending balance	$49
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
The CODM use segment adjusted operating profit to evaluate performance and allocate resources (including employees, property, and financial or capital resources) in conjunction with the annual budget process and periodic business reviews.
Segment results were as follows:

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions)	2025	2025	2024	2023
Net sales:
United States	$12,200	$29,269	$28,195	$28,291
Canada	633	1,493	1,440	1,443
Total net sales	$12,833	$30,762	$29,635	$29,734

Cost of sales:
United States	(8,439)	(20,238)	(19,528)	(19,650)
Canada	(464)	(1,089)	(1,054)	(1,059)

Operating costs:
United States	(2,601)	(6,191)	(5,847)	(5,749)
Canada	(151)	(338)	(326)	(308)

Adjusted operating profit:
United States	1,160	2,840	2,820	2,892
Canada	18	66	60	76
Total segment adjusted operating profit	1,178	2,906	2,880	2,968

Central and other costs(1)	(25)	(64)	(56)	(51)
Restructuring and impairment(2)	3	(80)	(28)	(125)
Amortization of acquired intangible assets	(57)	(156)	(144)	(133)
Interest expense, net	(79)	(190)	(179)	(184)
Other expense, net	(17)	7	(9)	(11)
Income before income taxes	$1,003	$2,423	$2,464	$2,464

(1)Primarily includes SG&A that is not related to a segment.
(2)See Note 16, Restructuring and impairment expenses for further information.

Capital expenditures and depreciation and amortization by segment were as follows:

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions)	2025	2025	2024	2023
Capital expenditures:
United States	$181	$300	$353	$423
Canada	4	5	19	18
Total capital expenditures	$185	$305	$372	$441

Depreciation and amortization:
United States	$149	$356	$323	$313
Canada	8	17	12	8
Total depreciation and amortization(1)	$157	$373	$335	$321
(1) Includes amortization of acquired intangible assets in the transition period of $57 million (fiscal 2025: $156 million, fiscal 2024: $144 million and fiscal 2023: $133 million). These amounts are not included in segment adjusted operating profit.

Assets by segment included:

	December 31,	July 31,
(In millions)	2025	2025	2024
Assets:
United States	$15,444	$15,757	$14,795
Canada	946	1,008	898
Total segment assets	16,390	16,765	15,693
Corporate	762	964	879
Total assets	$17,152	$17,729	$16,572
Long-lived assets are as follows:

	December 31,	July 31,
(In millions)	2025	2025	2024
Long-lived assets:
United States	$1,865	$1,795	$1,699
Canada	46	51	53
Total long-lived assets	$1,911	$1,846	$1,752

Net sales disaggregation
A disaggregation of net sales by customer group is as follows:

	Five months ended	Twelve months ended
	December 31,	July 31,
Customer Group	2025	2025	2024	2023
Waterworks	24%	23%	22%	21%
Ferguson Home	21%	21%	22%	24%
Commercial/Mechanical	15%	14%	13%	12%
Residential Trade Plumbing	15%	15%	16%	17%
HVAC	11%	12%	12%	11%
Industrial	7%	7%	7%	7%
Facilities Supply	4%	5%	5%	5%
Fire & Fabrication	3%	3%	3%	3%
Total United States	100%	100%	100%	100%
The Company does not disaggregate sales for Canada based on materiality. No sales to an individual customer accounted for more than 10% of net sales during the transition period or any of the last three fiscal years.
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
Note 3. Weighted average shares
The following table shows the calculation of diluted shares:

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions)	2025	2025	2024	2023
Weighted average shares outstanding:
Basic weighted average shares	195.9	198.9	202.9	206.4
Effect of dilutive shares (1)	0.3	0.3	0.6	0.8
Diluted weighted average shares	196.2	199.2	203.5	207.2

Excluded anti-dilutive shares	—	0.1	—	0.1
(1) Represents the potential dilutive impact of share-based awards.

Note 4. Income tax
Income before income tax by geographical area consisted of the following:

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions)	2025	2025	2024	2023
United States	$986	$2,263	$2,022	$2,011
International	17	160	442	453
Total	$1,003	$2,423	$2,464	$2,464
In fiscal 2025, the Company became a tax resident in the United States. As such, the categories in connection with certain disclosure requirements have changed and are therefore reflected separately from prior years.
Provisions for income taxes for the U.S. federal, state and local and international consisted of the following:

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions)	2025	2025
Current:
U.S. Federal	$95	$458
U.S. State and Local	36	125
International	6	23
Total current	$137	$606

Deferred:
U.S. Federal	$74	($36)
U.S. State and Local	7	(7)
International	(1)	4
Total deferred	$80	($39)

Provision for income taxes	$217	$567
Provision for income taxes in prior years consisted of the following:

	Twelve months ended
	July 31,
(In millions)	2024	2023
Current:
Federal and state (U.S.)	$552	$624
United Kingdom	3	—
International	49	55
Total current	$604	$679

Deferred:
Federal and state (U.S.)	($32)	($120)
United Kingdom	155	17
International	2	(1)
Total deferred	$125	($104)

Provision for income taxes	$729	$575

For the transition period, the Company paid income taxes of $126 million, comprising $71 million for federal, $8 million for foreign, and $47 million for state taxes. The following states exceeded the 5% income tax payment threshold during the transition period: California ($7 million) and Florida ($6 million).
The following is a reconciliation of income tax expense with income taxes at the U.S. statutory rate for the transition period in consideration of new disclosure requirements under ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which the Company has adopted on a prospective basis:

	Five months ended
	December 31,
(In millions)	2025
Provision for income taxes at U.S. statutory rate(1)	$211	21.0%
State and local income tax net of federal income tax benefit(2)	36	3.6
Foreign tax effects	1	0.1
Effect of cross-border tax laws	2	0.2
Tax credits	(4)	(0.4)
Changes in unrecognized tax benefits	(29)	(2.9)
Income tax expense	$217	21.6%
(1)For the transition period, the Company was a tax resident in the U.S. Therefore, the Company utilized the U.S. statutory rate.
(2)State taxes in California, Florida, Minnesota, New Jersey and Virginia made up the majority (greater than 50 percent) of the tax effect in this category.
The following is a reconciliation of income tax expense with income taxes at the U.S. statutory rate:

	Twelve months ended
	July 31,
(In millions)	2025
Provision for income taxes at U.S. statutory rate(1)	$509	21.0%
State and local income tax net of federal income tax benefit	92	3.8
Foreign operations	8	0.3
Impact of change in reserves	(21)	(0.9)
U.S. business credits	(11)	(0.4)
Non-taxable income	(10)	(0.4)
Income tax expense	$567	23.4%
(1)For fiscal 2025, the Company was a tax resident in the U.S. Therefore, the Company utilized the U.S. statutory rate.

The following is a reconciliation of income tax expense with income taxes at the U.K. statutory rate:

	Twelve months ended
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
Deferred Taxes
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	July 31,
(In millions)	2025	2025	2024
Assets:
Deferred compensation	$140	$97	$82
Tax loss carryforwards	96	92	90
Lease liabilities	481	460	404
Sales returns and other liabilities	131	146	106
Inventory	46	36	45
Tax credits	35	—	—
Capitalized research and development	17	114	82
Other	31	32	49
Total deferred tax assets	977	977	858
Valuation allowance	(150)	(129)	(128)
Total deferred tax assets, net of valuation allowance	$827	$848	$730

Liabilities:
Right of use assets	($467)	($447)	($397)
Goodwill and intangible assets	(145)	(139)	(129)
Property, plant and equipment	(56)	(44)	(34)
Total deferred tax liabilities	(668)	(630)	(560)
Net deferred tax assets	$159	$218	$170

We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Our valuation allowance at December 31, 2025, July 31, 2025 and July 31, 2024 related to foreign net capital loss carryforwards in the U.K. and Canada as well as deferred tax assets in the U.K. which are not expected to be realizable. For the transition period ended December 31, 2025, there was a $21 million change in the valuation allowance (fiscal 2025: $1 million and fiscal 2024: $47 million).
As of December 31, 2025, the Company had U.S. federal minimum tax credit carryforwards of $35 million which do not expire. The company also has U.S. federal and state operating loss carryforwards for income tax purposes of $5 million and $11 million, respectively. Some of the loss carryforwards may expire at various dates through 2045. At December 31, 2025, the Company had $385 million of loss carryforwards related to international operations. A portion of the Company’s foreign losses and all of the foreign capital losses were offset with valuation allowances.
Unrecognized Tax Benefits
The following table reconciles the beginning and ending amount of our gross unrecognized tax benefits:

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions)	2025	2025	2024	2023
Unrecognized tax benefits at beginning of fiscal year	$126	$151	$144	$140
Additions based on tax positions related to current year	3	5	25	27
Additions for tax positions of prior years	2	2	2	2
Reductions for tax positions of prior years	—	—	(10)	—
Reductions due to lapse of statute of limitations	(29)	(32)	(10)	(25)
Unrecognized tax benefits	$102	$126	$151	$144
As of December 31, 2025, the unrecognized tax benefits that, if recognized, would impact the effective tax rate were $102 million (fiscal 2025: $126 million, fiscal 2024: $151 million and fiscal 2023: $144 million). The Company recognizes interest and penalties in the income tax provision in its consolidated statements of earnings. As of December 31, 2025, the Company had accrued interest of $24 million (fiscal 2025: $32 million, fiscal 2024: $28 million and fiscal 2023: $23 million). For the transition period ended December 31, 2025, the interest benefit included in income tax expense was $8 million (fiscal 2025: $4 million expense, fiscal 2024: $5 million expense and fiscal 2023: $6 million expense). Penalties related to these positions were not material for all periods presented.
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
Tax Return Examination Status
The Company files income tax returns in the U.S., U.K. and in various other foreign, state and local jurisdictions. We are subject to tax audits in the various jurisdictions until the respective statutes of limitation expire. The Company is no longer subject to U.S. income tax examinations for fiscal years before 2022. With respect to the U.K., the company is no longer subject to examinations by tax authorities for fiscal years before 2020. There are ongoing U.S. state and local audits and other foreign audits covering fiscal 2013-2023 with the exception of fiscal year 2017. We do not expect the results from any ongoing income tax audit to have a material impact on our consolidated financial condition, results of operations or cash flows.

Note 5. Property, plant and equipment
Property, plant and equipment consisted of the following:

	December 31,	July 31,
(In millions)	2025	2025	2024
Land	$397	$399	$388
Buildings	1,186	1,206	1,185
Leasehold improvements	785	719	618
Plant and machinery	1,065	1,012	927
Other equipment	175	173	166
Property, plant and equipment	3,608	3,509	3,284
Less: Accumulated depreciation	(1,697)	(1,663)	(1,532)
Property, plant and equipment, net	$1,911	$1,846	$1,752
Depreciation related to property, plant and equipment included in operating costs for the transition period was $89 million (fiscal 2025: $187 million, fiscal 2024: $162 million and fiscal 2023: $148 million).

Note 6. Leases
Lease-related assets and liabilities consisted of the following:

	December 31,	July 31,
(In millions)	2025	2025	2024
Assets:
Operating lease right-of-use assets	$1,832	$1,763	$1,565

Liabilities:
Current portion of operating lease liabilities	$455	$447	$395
Long-term portion of operating lease liabilities	1,436	1,367	1,198
Total lease liabilities	$1,891	$1,814	$1,593
The components of leasing costs, included in SG&A, consisted of the following:

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions)	2025	2025	2024	2023
Operating lease costs	$219	$484	$440	$390
Variable lease costs	49	107	92	85
Short-term lease costs	17	33	28	23
Total lease costs	$285	$624	$560	$498
Variable lease costs represent costs incurred in connection with non-lease components, such as common area maintenance, and certain pass-through operating expenses such as real estate taxes and insurance.

The weighted average remaining lease terms and discount rates for the Company’s operating leases were as follows:

	December 31,	July 31,
	2025	2025	2024
Weighted average remaining lease term (years)	5.4	5.4	5.4
Weighted average discount rate	4.6%	4.6%	4.5%
The future minimum rental payments for the next five years under operating lease obligations, having initial or remaining non-cancelable lease terms in excess of one year are summarized as follows:

December 31,
(In millions)	2025
2026	$485
2027	458
2028	383
2029	289
2030	209
Thereafter	354
Total undiscounted lease payments	2,178
Less: imputed interest	(287)
Present value of liabilities	$1,891
The future minimum lease payments in the table above exclude payments for leases that have not yet commenced.
Supplemental cash flow information related to leases consisted of the following:

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions)	2025	2025	2024	2023
Cash paid for operating leases (operating cash flows)	$212	$469	$424	$379
Lease assets obtained in exchange for new operating lease liabilities (non-cash)	241	370	253	309
As of December 31, 2025, the Company had $114 million of non-cancelable operating leases with terms similar to the Company’s current operating leases that have not yet commenced. These leases are expected to commence in 2026.

Note 7. Goodwill
The Company completed its annual impairment analysis for goodwill within the last three months of the transition period ended December 31, 2025 and expects to perform its future annual impairment analysis in the 4th quarter of each calendar year. Based on the results of the Company’s analysis, the Company concluded that the fair value of each reporting unit was substantially in excess of its respective carrying value. There were no impairment charges related to goodwill during the transition period or fiscal years 2025, 2024 or 2023.
The following table presents the changes in the net carrying amount of goodwill allocated by reportable segment:

(In millions)	United States	Canada	Total
Balance as of July 31, 2023	$2,092	$149	$2,241
Acquisitions	91	33	124
Effect of currency translation adjustment	(1)	(7)	(8)
Balance as of July 31, 2024	2,182	175	2,357
Acquisitions	99	17	116
Included in disposal group as assets held for sale	(5)	(3)	(8)
Effect of currency translation adjustment	—	(1)	(1)
Balance as of July 31, 2025	2,276	188	2,464
Acquisitions	4	—	4
Effect of currency translation adjustment	—	2	2
Balance as of December 31, 2025	$2,280	$190	$2,470
Cumulative goodwill impairment as of December 31, 2025	$108	$11	$119
Cumulative balance of historical goodwill impairments as of December 31, 2025, as shown above, was the same for all periods presented herein.

Note 8. Other intangible assets
The Company's major categories of definite-lived intangible assets and the respective weighted average remaining useful lives consisted of the following:

	December 31, 2025		July 31, 2025		July 31, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Software	$324	($261)	$315	($252)	$300	($223)
Customer relationships*	1,580	(1,005)	1,568	(959)	1,452	(855)
Tradenames and brands*	280	(251)	279	(246)	273	(224)
Other*	224	(206)	223	(202)	219	(189)
Total intangible assets	$2,408	($1,723)	$2,385	($1,659)	$2,244	($1,491)
* Acquired intangible assets
Amortization expense of intangible assets for the transition period ended December 31, 2025 was $68 million (fiscal 2025: $186 million, fiscal 2024: $173 million and fiscal 2023: $173 million).
As of December 31, 2025, expected amortization expense for the unamortized definite-lived intangible assets for the next five years and thereafter is as follows:

December 31,
(In millions)	2025
2026	$149
2027	144
2028	118
2029	91
2030	75
Thereafter	108
Total	$685

Note 9. Debt
The Company’s debt obligations consisted of the following:

	December 31,	July 31,
(In millions)	2025	2025	2024
Variable-rate debt:
Receivables Facility	$—	$375	$250
Term Loan	—	—	500
Private Placement Notes:
3.44% due November 2024	—	—	150
3.73% due September 2025	—	400	400
3.51% due November 2026	150	150	150
3.83% due September 2027	150	150	150
Unsecured Senior Notes:
4.25% due April 2027	300	300	300
4.50% due October 2028	750	750	750
3.25% due June 2030	600	600	600
4.65% due April 2032	700	700	700
5.00% due October 2034	750	750	—
4.35% due March 2031	750	—	—
Subtotal	$4,150	$4,175	$3,950
Less: current maturities of debt	(148)	(400)	(150)
Unamortized discounts and debt issuance costs	(22)	(19)	(18)
Interest rate swap - fair value adjustment	(2)	(4)	(8)
Total long-term debt	$3,978	$3,752	$3,774
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
In September 2025, the Company repaid $400 million related to the 3.73% Private Placement Notes that matured.
In connection with the Private Placement Notes entered into in November 2017, the Company had interest rate swaps with a notional value of $150 million as of December 31, 2025 and July 31, 2025 and $300 million as of July 31, 2024. As of December 31, 2025, the fair value of the interest rate swap is included in short-term debt as it is scheduled to mature in November 2026. See Note 10, Fair value measurements for further information.
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

Unsecured Senior Notes
In September 2025, FEI issued and sold $750 million aggregate principal amount of unsecured notes, maturing in March 2031 (the “2031 Senior Notes”). The 2031 Senior Notes bear interest at a rate of 4.35%, payable semi-annually.
As of December 31, 2025, the Company had issued a total of $3.85 billion in unsecured notes, including $2.35 billion issued by Ferguson Finance plc (“Ferguson Finance”) and $1.5 billion issued by FEI (collectively, the “Unsecured Notes”).
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
Revolving Facility
In April 2025, the Company entered into a revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, FUKHL, as guarantor, and certain other lenders (the “Revolving Credit Agreement”), providing an unsecured revolving credit facility in an aggregate committed amount of $1.5 billion that matures April 2, 2030 (the “Revolving Facility”). The Revolving Credit Agreement provides the Company with the ability to increase from time to time the aggregate capacity of the facility by $500 million under certain conditions, including the receipt of additional lender commitments. The Company may extend the maturity date of the Revolving Facility, subject to the majority lenders’ consent and the satisfaction of certain other conditions, by one year up to two times. Capitalized terms used in this summary have the meaning set forth the Revolving Credit Agreement.
U.S. Dollar-denominated loans bear interest at either Term SOFR Rate plus a margin or, alternatively, at Base Rate plus a margin. Canadian Dollar-denominated loans bear interest at Adjusted Term CORRA Rate plus a margin. In addition, the Company will pay a commitment fee on any unused commitments.
Upon entering into the Revolving Credit Agreement, the Company terminated its then existing committed $1.35 billion Multicurrency Revolving Facility Agreement originally dated March 10, 2020, as amended and restated by that certain Amendment and Restatement Agreement, dated October 7, 2022 (“Multicurrency Revolving Facility”).
As of December 31, 2025, July 31, 2025 and July 31, 2024, no borrowings were outstanding under the Revolving Facility or the Multicurrency Revolving Facility, respectively.
Receivables Securitization Facility
The Company maintains a Receivables Securitization Facility (the “Receivables Facility”), which is primarily governed by the Receivables Purchase Agreement, dated July 31, 2013, as amended from time to time, among the following parties (the “Parties”): the Company, Ferguson Receivables, LLC (“FRL”) and certain other subsidiaries of the Company; the conduit purchasers, committed purchasers, and letter of credit banks from time to time party thereto; and Royal Bank of Canada, as administrative agent (the “Receivables Purchase Agreement”).
The Receivables Facility consists of funding for up to $915 million, terminating on October 29, 2027. The Company has the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion from time to time, subject to lender participation. Under the Receivables Facility, creditors of FRL have no recourse to the Company’s general credit and FRL’s assets can be used only to settle FRL’s obligations. Interest is payable under the Receivables Facility at a rate of Term SOFR (as defined in the Receivables Facility) plus a credit spread adjustment of 10 basis points plus a margin or, in the case of the lending banks that fund, through a conduit, by the issuance of commercial paper, at a rate equal to the per annum rate payable of the related commercial paper issued by such conduit plus a margin. The interest rate under the Receivables Facility was approximately 4.80% as of December 31, 2025. The Company does not factor its accounts receivable.

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
Other
The Company was in compliance with all debt covenants for all of these debt obligations and facilities that were in effect as of December 31, 2025.
Debt maturities, excluding unamortized original issue discounts, unamortized debt issuance costs, fair-value hedge adjustments, and finance lease obligations, for the next five years and thereafter are as follows:

December 31,
(In millions)	2025
2026	$150
2027	450
2028	750
2029	—
2030	600
Thereafter	2,200
Total	$4,150

Note 10. Fair value measurements
Derivative Instruments
The Company’s derivatives relate principally to interest rate swaps, designated as fair value hedges, to manage its exposure to interest rate movements on its debt. They are measured at fair value on a recurring basis through profit and loss using forward interest curves which are Level 2 inputs. The Company’s derivatives are not material. The notional amount of the Company’s outstanding fair value hedges as of December 31, 2025 was $150 million (fiscal 2025: $150 million and fiscal 2024: $300 million).
Equity investments
The fair value of the Company’s equity investments is measured on a recurring basis using market derived valuation methods upon occurrence of orderly transactions for identical or similar assets which is deemed a Level 3 input. The fair value of equity investments was $33 million as of December 31, 2025 (fiscal 2025: $39 million and fiscal 2024: $28 million) and the activity during the transition period was not material.
Other Fair Value Disclosures
Due to their short maturities, or their insignificance, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term debt approximated their fair values at December 31, 2025, July 31, 2025 and July 31, 2024.
Non-recurring fair value measurements
Fair value estimates are made in connection with the Company’s acquisitions.
Liabilities for which fair value is only disclosed
Carrying amounts and the related estimated fair value of the Company’s long-term debt were as follows:

	December 31,		July 31,
	2025		2025		2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured Senior Notes	$3,828	$3,833	$3,081	$3,033	$2,333	$2,263
Private Placement Notes	300	300	700	698	849	837
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

Note 12. Accumulated other comprehensive loss
The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at July 31, 2022	($420)	($410)	($830)
Other comprehensive loss before reclassifications	(9)	(57)	(66)
Amounts reclassified from accumulated other comprehensive loss	—	8	8
Other comprehensive loss	(9)	(49)	(58)
Balance as of July 31, 2023	($429)	($459)	($888)
Other comprehensive loss before reclassifications	(32)	(22)	(54)
Amounts reclassified from accumulated other comprehensive loss	—	11	11
Other comprehensive loss	(32)	(11)	(43)
Balance as of July 31, 2024	($461)	($470)	($931)
Other comprehensive loss before reclassifications	(2)	(49)	(51)
Amounts reclassified from accumulated other comprehensive loss	—	11	11
Other comprehensive loss	(2)	(38)	(40)
Balance as of July 31, 2025	($463)	($508)	($971)
Other comprehensive income (loss) before reclassifications	7	(74)	(67)
Amounts reclassified from accumulated other comprehensive loss	—	6	6
Other comprehensive income (loss)	7	(68)	(61)
Balance as of December 31, 2025	($456)	($576)	($1,032)
Amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items include the related income tax impacts. Such amounts consisted of the following:

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions)	2025	2025	2024	2023
Amortization of actuarial losses	$8	$15	$15	$11
Tax benefit	(2)	(4)	(4)	(3)
Amounts reclassified from accumulated other comprehensive loss	$6	$11	$11	$8

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
In September 2025, the trustee of the U.K. Plan purchased a bulk annuity policy (the “September Buy-In Policy”) to insure the remaining uninsured U.K. Plan liabilities. Under the September Buy-In Policy, the U.K. Plan’s assets, along with a Company contribution of £41 million have been transferred to an insurance provider in return for a qualifying insurance policy that will provide an income stream equivalent to the remaining obligations to the covered U.K. Plan’s members. As a result, the Company is no longer required to make deficit reduction contributions but expects to make ongoing contributions to cover the U.K. Plan’s expenses and other payments that may be required.
The funded status of the Company’s plans was as follows, valued with a measurement date on the final day of each period:

	December 31,	July 31,
(In millions)	2025	2025	2024
Change in net benefit obligations:
Beginning balance	$1,156	$1,251	$1,218
Interest cost	28	62	62
Actuarial (gain) loss	98	(119)	36
Benefits paid	(29)	(68)	(63)
Exchange rate adjustment	23	30	(2)
Ending balance	$1,276	$1,156	$1,251
Change in assets at fair value:
Beginning balance	$1,182	$1,308	$1,270
Actual return on plan assets	27	(123)	68
Company contributions	59	31	34
Benefits paid	(29)	(68)	(63)
Exchange rate adjustment	23	34	(1)
Ending balance at fair value	$1,262	$1,182	$1,308
Funded status of plans	($14)	$26	$57
Total expected employer contributions to the defined benefit plans for the year ending December 31, 2026 are estimated to be $4 million.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31,	July 31,
(In millions)	2025	2025	2024
Non-current asset	$8	$26	$57
Non-current liability	(22)	—	—
Amounts recognized in accumulated other comprehensive loss:

	December 31,	July 31,
(In millions)	2025	2025	2024
Net actuarial loss	$757	$667	$617
Income tax impact	(181)	(159)	(147)
Accumulated other comprehensive loss	$576	$508	$470
Components of other comprehensive loss (income) consisted of the following:

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions)	2025	2025	2024	2023
Net actuarial loss (gain)	$98	$69	$31	$83
Amortization of net actuarial loss	(8)	(15)	(15)	(11)
Impact of exchange rates	—	(4)	(1)	(7)
Income tax impact	(22)	(12)	(4)	(16)
Other comprehensive loss, net of tax	$68	$38	$11	$49
The components of net periodic pension costs associated with all of the Company’s plans were as follows:

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions)	2025	2025	2024	2023
Other expense (income), net
Amortization of net actuarial losses	$8	$15	$15	$11
Interest cost	28	62	62	51
Expected return on plan assets	(27)	(65)	(63)	(49)
Net periodic cost	$9	$12	$14	$13

Weighted average assumptions:
Discount rate, net periodic benefit cost	5.71%	4.98%	5.05%	3.53%
Discount rate, benefit obligations	4.70%	5.71%	4.98%	5.05%
Expected return on plan assets	5.29%	5.02%	5.11%	3.41%
Wage inflation growth rate	2.35%	2.40%	2.45%	2.50%
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
For the U.K. Plan, guaranteed insurance policies represented approximately 99% of the plan assets as of December 31, 2025.
For the plans in Canada, the investment strategy is to invest predominantly in equities and bonds.
The Company’s weighted average asset allocations by asset category were as follows:

	December 31,	July 31,
	2025	2025	2024
Asset category:
Equity securities	3%	3%	2%
Fixed income securities	3	63	63
Cash, cash equivalents and other short-term investments	1	1	2
Guaranteed insurance policies	93	33	33
Total	100%	100%	100%

The following tables present the fair value of the Company’s plan assets using the fair value hierarchy:

	December 31, 2025
(In millions)	Total	Level 1	Level 2	Level 3
U.K. Plan assets:
Insurance policies	1,158	—	—	1,158
Cash and cash equivalents	6	6	—	—
Canada Plan assets:
Equity securities	34	34	—	—
Fixed income securities:
Corporate	8	—	8	—
Government	33	—	33	—
Cash and cash equivalents	3	3	—	—
Other	20	12	8	—
	$1,262	$55	$49	$1,158

	July 31, 2025
(In millions)	Total	Level 1	Level 2	Level 3
U.K. Plan assets:
Fixed income security: Government	$705	$705	$—	$—
Cash and cash equivalents	4	4	—	—
Insurance policies	378	—	—	378
Canada Plan assets:
Equity securities	34	34	—	—
Fixed income securities:
Corporate	7	—	7	—
Government	31	—	31	—
Cash and cash equivalents	2	2	—	—
Other	21	13	8	—
	$1,182	$758	$46	$378

	July 31, 2024
(In millions)	Total	Level 1	Level 2	Level 3
U.K. Plan assets:
Fixed income securities:
Corporate	$340	$1	$227	$112
Asset backed	1	—	1	—
Government	439	439	—	—
Cash, cash equivalents and other short-term investments	23	22	1	—
Insurance policies	409	—	—	409
Canada Plan assets:
Equity securities	34	34	—	—
Fixed income securities:
Corporate	7	—	7	—
Government	33	—	33	—
Cash and cash equivalents	2	2	—	—
Other	20	12	8	—
	$1,308	$510	$277	$521
The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions)	2025	2025	2024
Beginning balance	$378	$521	$510
Transfers into Level 3	779	—	11
Transfers out of Level 3	—	(95)	—
Actual returns	9	(26)	31
Purchases, sales and settlements, net	(22)	(34)	(32)
Impact of exchange rates	14	12	1
Ending balance	$1,158	$378	$521
The Company expects the following benefit payments related to its defined benefit pension plans over the next 10 years:

December 31,
(In millions)	2025
2026	$66
2027	68
2028	69
2029	71
2030	72
2031-2035	383
Total	$729

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
For the transition period ended December 31, 2025, total expense related to defined contribution plans was $39 million (fiscal 2025: $98 million, fiscal 2024: $95 million and fiscal 2023: $93 million).
In addition, Ferguson Enterprises, LLC, a subsidiary of the Company, sponsors a non-qualified deferred compensation plan for the benefit of U.S.-based executives and certain other senior associates. As of December 31, 2025, the Company’s obligations related to the plan total $441 million (fiscal 2025: $408 million and fiscal 2024: $378 million), including a current portion of the liability of $33 million (fiscal 2025: $35 million and fiscal 2024: $28 million). The Company has investments in Company-owned life insurance policies that are intended to fund these obligations, however, these assets are subject to the general claims of the Company’s creditors. The assets are recorded at cash surrender value with changes recognized in earnings. The non-current assets total $429 million (fiscal 2025: $409 million and fiscal 2024: $373 million).
Note 14. Stockholders’ equity
The following table presents a summary of the Company’s share activity:

	Five months ended	Twelve months ended
	December 31,	July 31,
	2025	2025	2024	2023
Ordinary shares:
Balance at beginning of period	—	232,171,182	232,171,182	232,171,182
Treasury shares canceled	—	(30,827,929)	—	—
Change in shares issued	—	(201,343,253)	—	—
Balance at end of period	—	—	232,171,182	232,171,182

Common stock:
Balance at beginning of period	201,343,253	—	—	—
Common stock issued	—	201,343,253	—	—
Balance at end of period	201,343,253	201,343,253	—	—

Treasury shares:
Balance at beginning of period	(4,759,053)	(30,827,929)	(27,893,680)	(21,078,577)
Treasury shares canceled	—	30,827,929	—	—
Shares repurchases	(1,753,259)	(5,026,408)	(3,317,654)	(7,022,242)
Settlement share-based compensation awards	220,646	267,355	383,405	207,139
Balance at end of period	(6,291,666)	(4,759,053)	(30,827,929)	(27,893,680)

Employee Benefit Trust:
Balance at beginning of period	—	—	(274,031)	(846,491)
Settlement share-based compensation awards	—	—	253,212	572,460
Shares sold upon termination of Employee Benefit Trust	—	—	20,819	—
Balance at end of period	—	—	—	(274,031)
Total shares outstanding at end of period	195,051,587	196,584,200	201,343,253	204,003,471
Employee Benefit Trusts
Two Employee Benefit Trusts had been previously established in connection with the Company’s discretionary share award plans and long-term incentive plans. During fiscal 2024, each of these trusts were terminated with all shares disbursed or sold.

Share Repurchases
In March 2025, the Company extended the share repurchase program by an additional $1.0 billion. As such, the Company is purchasing shares under an authorization that allows up to $5.0 billion in share repurchases. As of December 31, 2025, the Company has completed $4.4 billion in share repurchases under the authorized program.
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
The Company grants share-based compensation awards that can be broadly characterized by the underlying vesting conditions as follows:
•Time vested, restricted stock units (“RSU”) vest over time. RSU awards granted prior to fiscal 2025 cliff vest, typically at the end of three years. RSU awards granted in fiscal 2025 and beyond will vest in equal, annual installments over three years. The fair value of such awards are based on the closing share price on the date of grant.
•Multiple metric performance stock units granted to certain members of management (“PSU-EX”) typically vest following three-year performance cycles. The number of shares issued will vary based upon the Company’s performance against pre-determined goals for adjusted EPS growth (diluted), return on capital employed (“ROCE”) and relative total shareholder return (“rTSR”). The fair value of awards vesting based upon EPS growth (diluted) and ROCE are based on the closing share price on the date of grant and the fair value of rTSR awards are determined using a Monte-Carlo simulation.
•Single metric performance stock units (“PSU”) typically vest following three-year performance cycles. The number of shares issued will vary based upon the Company’s performance against an adjusted operating profit measure. The Company did not issue new PSUs in the transition period.
The following table summarizes the share-based incentive awards activity for the transition period ending December 31, 2025:

	Number of shares	Weighted average grant date fair value
Outstanding as of July 31, 2025	636,239	$159.58
RSU awards granted	95,641	234.31
PSU-EX awards granted	34,884	282.98
Share adjustments from modification(1)	193,618	224.13
Share adjustments based on performance	99,797	208.28
Vested	(338,751)	176.53
Forfeited	(9,244)	176.17
Outstanding as of December 31, 2025	712,184	$191.67
(1)In September 2025, the Company’s Compensation Committee used discretion to adjust the payout percentage for certain performance stock awards granted in fiscal 2023 that were not probable of vesting such that they became probable of vesting. This modification resulted in $43 million of share-based compensation expense and impacted approximately 530 grantees.

The following table relates to RSU, PSU and PSU-EX awards activity:

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions, except per share amounts)	2025	2025	2024	2023
Fair value of awards vested	$80	$84	$79	$67
Weighted average grant date fair value per share granted	$247.32	$186.18	$158.32	$99.95
The following table relates to all share-based compensation awards:

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions)	2025	2025	2024	2023
Share-based compensation expense (within SG&A)	$70	$28	$49	$51
Income tax benefit	19	12	14	11
Total unrecognized share-based payment expense for all share-based payment plans was $92 million at December 31, 2025, which is expected to be recognized over a weighted average period of 2.0 years.
Stock options
In October 2025, the Company granted 25,135 stock options with an exercise price equal to the closing share price of the Company's common stock on the last trading day prior to the date of grant. These options vest and become exercisable over three years, in equal, annual installments beginning one year from the date of grant, and expire 10 years from the date of grant. The fair value of the Company's stock options was estimated on the date of grant using the Black-Scholes option-pricing model. As of December 31, 2025, the Company had 83,316 total stock options outstanding, including 19,793 exercisable stock options. The share activity and compensation expense related to the Company’s stock options is not material.
Employee share purchase plan
Ferguson Enterprises Inc. Employee Share Purchase Plan 2021 (the “ESPP”) provides for a limit of 20 million shares of common stock that can be awarded under the plan subject to certain guidelines set forth in the plan.
As of December 31, 2025, 19.5 million shares of common stock remain available for allotment under the ESPP. The exercise price per share of common stock is prescribed by the Board for each offering period and may not be less than 85% of the lesser of the fair market value of common stock on the date of grant and the fair market value of common stock on the date of exercise. There were no shares purchased under the ESPP in either of the transition period or fiscal 2025. The expense associated with the ESPP is not material.

Note 16: Restructuring and impairment
The Company’s restructuring expenses are summarized below:

	Five months ended	Twelve months ended
	December 31,	July 31,
(In millions)	2025	2025	2024	2023
Corporate restructuring expenses	$3	$7	$28	$—
Business restructuring (gains) expenses, net	(6)	73	—	18
Impairment expenses	—	—	—	107
Restructuring and impairment	($3)	$80	$28	$125
Corporate restructuring expenses
During the transition period and fiscal 2025, the Company recorded corporate restructuring expenses that were primarily related to transition activities following the establishment of our parent company’s domicile in the United States.
During fiscal 2024, corporate restructuring expenses primarily related to establishing a new corporate structure to domicile our ultimate parent company in the United States.
No such corporate restructurings were recorded in fiscal 2023.
Business restructuring expenses
During the transition period, the Company sold a distribution center in the United States that was closed as part of restructuring actions taken in fiscal year 2025, recording a gain of $20 million. This was partially offset by $14 million in restructuring charges related to the closure of certain branches and other actions to streamline operations in Canada.
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
Impairments
In fiscal 2023, the Company recorded a non-cash charge of $107 million in connection with previously capitalized software costs in the United States. This item was included in the restructuring and impairments expenses line of the Company’s consolidated statements of earnings. No such impairments were recorded in the transition period or fiscal years 2025 and 2024.

Note 17: Transition period comparative data
The following table presents certain comparative financial information for the five months ended December 31, 2025 and 2024:

	Five months ended
	December 31,
(In millions, except per share amounts)	2025	2024(1)
Net sales	$12,833	$12,279
Cost of sales	(8,903)	(8,622)
Gross profit	3,930	3,657
Selling, general and administrative expenses	(2,677)	(2,587)
Restructuring activities	3	(3)
Depreciation and amortization	(157)	(151)
Operating profit	1,099	916
Interest expense, net	(79)	(79)
Other (expense) income, net	(17)	5
Income before income taxes	1,003	842
Provision for income taxes	(217)	(206)
Net income	$786	$636

Earnings per share - Basic	$4.01	$3.17

Earnings per share - Diluted	$4.01	$3.17

Weighted average shares outstanding:
Basic	195.9	200.4
Diluted	196.2	200.7

(1) Unaudited

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
As of the end of the period covered by this Transition Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act, as of December 31, 2025. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can only provide reasonable assurance that the objectives of the disclosure controls and procedures are met.
Based on their evaluation as of the end of the period covered by this Transition Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s report on internal controls over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Ferguson Enterprises Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ferguson Enterprises Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the five month transition period ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.
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
February 27, 2026

Item 9B.Other Information
Insider Trading Arrangements
None.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10.Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in the 2026 Proxy Statement under the headings “Proposal 1: Election of Directors,” “Board Committees and Oversight” and “Executive Compensation—Compensation Discussion and Analysis—Management of Compensation Related Risks—Oversight Policies—Insider Trading Policy, Anti-Hedging and Anti-Pledging,” which information is incorporated herein by reference.
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
Item 11.Executive Compensation
Information required by this item will be contained in the 2026 Proxy Statement under the headings “Board Committees and Oversight—Committees of the Board—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation,” which information is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below under the heading “Equity Compensation Plan Information,” information required by this item will be contained in the 2026 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.
Equity Compensation Plan Information
The following table contains information, as of December 31, 2025, about the Company’s equity compensation plans under which Company shares have been authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	682,432 (1)	176.80	25,706,981(3)(4)(5)
Equity compensation plans not approved by security holders	256,702 (2)	—	— (6)
Total	939,134	176.80	25,706,981
(1)141,803 of these shares were subject to share options outstanding under the ESPP, 1,482 of these shares were subject to share options outstanding under the Ferguson Enterprises Inc. International Sharesave Plan 2019 (“ISP”), 29,250 of these shares were subject to share awards outstanding under the Ferguson Enterprises Inc. Long Term Incentive Plan 2019 (“LTIP”), 490,104 of these shares were subject to share awards outstanding under the Omnibus Plan and 19,793 of these shares were subject to stock options outstanding under the Omnibus Plan.
(2)78,538 of these shares were subject to share awards outstanding under the Ferguson Enterprises Inc. Ordinary Share Plan 2019 (“OSP”), 178,164 of these shares were subject to share awards outstanding under the Ferguson Enterprises Inc. Performance Ordinary Share Plan 2019 (“POSP”).

(3)19,498,954 shares of common stock remain available to be awarded under the ESPP. The ESPP provides for a limit of 20,000,000 shares of common stock that can be awarded under the plan subject to certain adjustments for capital reorganization set forth in the plan.
(4)12,000 shares of common stock remain available for allotment under the rules of the ISP (which provides for a limit of 12,000 shares of common stock that can be awarded under the plan following June 1, 2023). No new awards have been, or will be, granted under the LTIP after November 28, 2023.
(5)6,196,027 shares of common stock remain available for allotment under the Omnibus Plan (which provides for a limit of 6,750,000 shares of common stock that may be awarded under the plan, subject to adjustment due to recapitalization or reorganization or as otherwise provided under such plan). Any shares subject to an award pursuant to the Omnibus Plan that are canceled, forfeited, or terminated without issuance of the full number of shares to which the award relates will again be available under the aggregate limit under the plan.
(6)No new awards have been, or will be, granted under the OSP and POSP after November 28, 2023.
Item 13.Certain Relationships and Related Transactions
Information required by this item will be contained in the 2026 Proxy Statement under the headings “Corporate Governance—Director Independence” and “Board Committees and Oversight—Related Party Transactions,” which information is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services
Information required by this item will be contained in the 2026 Proxy Statement under the heading “Independent Registered Public Accounting Firm’s Fees and Services,” which information is incorporated herein by reference.

Part IV
Item 15.Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Transition Report:

(1)	Financial Statements:
The following are included in this Transition Report under Item 8 for Ferguson Enterprises Inc.:
•Report of Independent Registered Public Accounting Firm
•Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity and Cash Flows for the five months ended December 31, 2025 and for the twelve months ended July 31, 2025, July 31, 2024 and July 31, 2023
•Consolidated Balance Sheets as of December 31, 2025, July 31, 2025 and July 31, 2024
•Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules:
All schedules are omitted as the required information is inapplicable or the information is presented in the Company’s audited consolidated financial statements or notes thereto.

(3)	Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Transition Report.

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

10.2
Receivables Purchase Agreement, dated as of July 31, 2013, among Ferguson Receivables, LLC as seller, Ferguson Enterprises, LLC (f/k/a Ferguson Enterprises, Inc.) as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks, and facility agents party each thereto, Royal Bank of Canada, as administrative agent, SunTrust Bank, as co-administrative agent, and Wolseley plc, as parent (as further amended, supplemented and restated, the “Receivables Purchase Agreement”) (incorporated by reference to Exhibit 4.3 of the 20FR12B (File No. 001-39301) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on February 12, 2021).

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

10.25
Omnibus Amendment and Consent, dated November 10, 2025, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC, as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson Enterprises Inc. as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement (incorporated by referenced to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on December 9, 2025).

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

10.41+
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

10.44+
Form of Amendment to Executive Director Employment Agreement (incorporated by reference to Exhibit 10.45 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 25, 2024).

10.45+*	Employment Agreement, dated as of February 1, 2025, by and between Ferguson Enterprises, LLC, on behalf of itself and Ferguson Enterprises Inc., and Bo Camposano.
10.46+*
Employment Agreement, dated as of August 1, 2022, by and between Ferguson Enterprises, LLC, on behalf of itself and Ferguson (Delaware) Inc. (f/k/a Ferguson plc), and Jake Schlicher, as amended September 1, 2023, August 1, 2024 and February 1, 2025.

10.47+
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

10.48+
Amendment to Amended & Restated Employment Agreement, dated February 1, 2025, by and between Ferguson Enterprises, LLC, on behalf of itself and Ferguson Enterprises Inc., and William Thees (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on March 11, 2025).

10.49+
Form of August 2024 Amendment to Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.48 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson (Delaware) Inc. with the SEC on September 26, 2025).

10.50+
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

10.56+
Form of Amendment to Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan Stock Option Grant Notice and Stock Option Award Agreement, approved by the Compensation Committee September 11, 2024 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on June 3, 2025).

10.57+
Form of Restricted Stock Unit Award Agreement Pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan, approved by the Compensation Committee September 10, 2025 (incorporated by reference to Exhibit 10.56 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 26, 2025).

10.58+
Form of Performance Award Unit Agreement Pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan, approved by the Compensation Committee September 10, 2025. (incorporated by reference to Exhibit 10.57 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 26, 2025).

10.59+
Form of Stock Option Agreement Pursuant to the Ferguson Enterprises Inc. 2023 Omnibus Equity Incentive Plan, approved by the Compensation Committee September 10, 2025. (incorporated by reference to Exhibit 10.58 of the Annual Report on Form 10-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on September 26, 2025).

10.60+
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

10.62+	Change in Control Policy (incorporated by reference to Exhibit 10.5 the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on August 1, 2024).
10.63+
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

10.67+
Amendment No. 3 to the Ferguson Enterprises, LLC Executive Life Insurance Plan II (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q (File No. 001-40066) filed by Ferguson (Delaware) Inc. (f/k/a Ferguson plc) with the SEC on December 6, 2023).

10.68+
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.55 of the Registration Statement on Form S-4 filed by Ferguson Enterprises Inc. with the SEC on April 18, 2024).

19*	Insider Trading Policy, effective January 1, 2026.
21.1*	List of Significant Subsidiaries.
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
* Filed herewith
** Furnished herewith
+ Indicates a management contract or compensatory plan or arrangement
The Registrant agrees to furnish to the SEC, upon request, copies of any instruments that define the rights of holders of long-term debt of the Registrant that are not filed as exhibits to this Transition Report.
Item 16.Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Transition Report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 27, 2026

Ferguson Enterprises Inc.
/s/ William Brundage
Name:	William Brundage
Title:	Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENT that each person whose signature appears below hereby constitutes and appoints Kevin Murphy and William Brundage as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her in any and all capacities, to sign any and all amendments to this Transition Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys and agents full power and authority to do any and all acts and things necessary or advisable in connection with such matters, and hereby ratifying and confirming all that the attorneys and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2026.

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