Form 10-Q
period 2026-03-31
Ferguson Enterprises Inc. /DE/
filed 2026-05-05
CIK 2011641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 28, 2026, the number of outstanding shares of common stock was 193,937,826.

TABLE OF CONTENTS

CERTAIN TERMS
Unless otherwise specified or the context otherwise requires, the terms “Company,” “Ferguson,” “we,” “us,” and “our” and other similar terms used in this Quarterly Report on Form 10-Q (this “Quarterly Report”) refer to Ferguson Enterprises Inc. and its consolidated subsidiaries.
In connection with its fiscal year-end change from July 31st to December 31st, the Company filed audited financial statements for the five-month transition period from August 1, 2025 to December 31, 2025, on a Transition Report on Form 10-KT (the “Transition Report”). The condensed consolidated financial statements on this Quarterly Report should be read in conjunction with the financial statements and related notes thereto included in the Transition Report filed with the SEC on February 27, 2026. Except as otherwise specified or the context otherwise requires, references to years indicate the calendar year ended December 31st of the respective year. For example, references to the “first quarter of 2025” refer to the three months ended March 31, 2025.
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
•the costs and risk exposure relating to sustainability matters and disclosures, including regulatory or legal requirements and disparate stakeholder expectations; and
•other risks and uncertainties as set forth under the heading “Risk Factors” in our Transition Report and in other filings we make with the SEC in the future.
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

Part I - FINANCIAL INFORMATION
Item 1.Financial Statements
Ferguson Enterprises Inc.
Condensed Consolidated Statements of Earnings
(unaudited)

	Three months ended
	March 31,
(In millions, except per share amounts)	2026	2025
Net sales	$7,472	$7,213
Cost of sales	(5,154)	(4,997)
Gross profit	2,318	2,216
Selling, general and administrative expenses	(1,607)	(1,565)
Restructuring expenses	(2)	(51)
Depreciation and amortization	(97)	(93)
Operating profit	612	507
Interest expense, net	(45)	(46)
Other (expense) income, net	(7)	8
Income before income taxes	560	469
Provision for income taxes	(146)	(124)
Net income	$414	$345

Earnings per share - Basic	$2.13	$1.74

Earnings per share - Diluted	$2.13	$1.73

Weighted average number of shares outstanding:
Basic	194.6	198.8
Diluted	194.8	199.0

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended
	March 31,
(In millions)	2026	2025
Net income	$414	$345
Other comprehensive (loss) income:
Foreign currency translation adjustments	(11)	—
Pension adjustments, net of tax impacts of ($1) and ($3), respectively	4	5
Total other comprehensive (loss) income, net of tax	(7)	5
Comprehensive income	$407	$350

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	As of
(In millions, except share amounts)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$820	$557
Accounts receivable, less allowances of $24 and $25, respectively	3,669	3,312
Inventories	4,676	4,588
Prepaid and other current assets	961	1,031
Assets held for sale	39	48
Total current assets	10,165	9,536
Property, plant and equipment, net	1,931	1,911
Operating lease right-of-use assets	1,893	1,832
Deferred income taxes, net	125	165
Goodwill	2,481	2,470
Other intangible assets, net	653	685
Other non-current assets	541	553
Total assets	$17,789	$17,152

Liabilities and stockholders’ equity
Accounts payable	$3,677	$3,117
Short-term debt	148	148
Current portion of operating lease liabilities	465	455
Other current liabilities	1,395	1,392
Liabilities held for sale	13	13
Total current liabilities	5,698	5,125
Long-term debt	3,979	3,978
Long-term portion of operating lease liabilities	1,489	1,436
Other long-term liabilities	749	756
Total liabilities	11,915	11,295

Stockholders’ equity:
Common stock, par value $0.0001; 500,000,000 shares authorized; 201,343,253 issued	—	—
Paid-in capital	1,011	996
Retained earnings	7,403	7,167
Treasury shares, 7,214,742 and 6,291,666 shares, respectively at cost	(1,501)	(1,274)
Accumulated other comprehensive loss	(1,039)	(1,032)
Total stockholders' equity	5,874	5,857
Total liabilities and stockholders' equity	$17,789	$17,152

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Three months ended
	March 31,
(In millions, except per share data)	2026	2025
Common stock:
Balance at beginning of period	$—	$—
Common stock issued	—	—
Balance at end of period	—	—

Paid-in capital:
Balance at beginning of period	996	908
Share-based compensation expense	15	10
Balance at end of period	1,011	918

Retained earnings:
Balance at beginning of period	7,167	5,887
Net earnings	414	345
Cash dividends declared of $0.89 and $0.83, respectively	(173)	(165)
Shares issued under employee stock plans	—	(2)
Other	(5)	—
Balance at end of period	7,403	6,065

Treasury shares:
Balance at beginning of period	(1,274)	(407)
Share repurchases	(227)	(204)
Shares issued under employee share plans, net	—	1
Balance at end of period	(1,501)	(610)

Accumulated other comprehensive loss:
Balance at beginning of period	(1,032)	(955)
Total other comprehensive (loss) income	(7)	5
Balance at end of period	(1,039)	(950)
Total stockholder's equity	$5,874	$5,423
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(In millions)	Three months ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$414	$345
Depreciation and amortization	97	93
Share-based compensation	16	9
Changes in deferred income taxes	38	(4)
Changes in inventories	(92)	(54)
Changes in receivables and other assets	(275)	(121)
Changes in accounts payable and other liabilities	543	656
Changes in income taxes payable	29	(51)
Other operating activities	2	1
Net cash provided by operating activities	772	874

Cash flows from investing activities:
Purchase of businesses acquired, net of cash acquired	(10)	(150)
Capital expenditures	(92)	(73)
Other investing activities	8	12
Net cash used in investing activities	(94)	(211)

Cash flows from financing activities:
Purchase of treasury shares	(236)	(207)
Repayments of debt	—	(775)
Proceeds from debt	—	475
Change in bank overdrafts	—	(119)
Cash dividends	(174)	(166)
Other financing activities	(3)	(22)
Net cash used in financing activities	(413)	(814)
Change in cash, cash equivalents and restricted cash	265	(151)
Effects of exchange rate changes	(2)	9
Cash, cash equivalents and restricted cash, beginning of period	581	773
Cash, cash equivalents and restricted cash, end of period	$844	$631

Supplemental Disclosures:
Cash paid for income taxes, net	$78	$180
Cash paid for interest	22	19
Accrued capital expenditures	12	6
Accrued dividends	173	165
Lease assets obtained in exchange for new operating lease liabilities (non-cash)	183	158

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
These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Transition Report. The financial results for the interim period may not be indicative of the financial results for the entire annual period.
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

	As of
(In millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$820	$557
Restricted cash	24	24
Total cash, cash equivalents and restricted cash	$844	$581

Supplier finance program
The Company maintains a supplier financing program with a third party financial institution wherein certain of the Company’s shipping and logistics providers in the United States can opt to receive early payment from the third party financial institution at a nominal discount. Such payment terms are independently negotiated between the third party financial institution and the shipping and logistics providers. The Company’s obligations to suppliers are unchanged and payment terms are consistent with the Company’s normal payment terms. All outstanding payables related to the supplier finance program are classified within accounts payable within our condensed consolidated balance sheets and were $64 million and $49 million as of March 31, 2026 and December 31, 2025, respectively.
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

Note 2: Segment and net sales information
The Company reports its financial results of operations on a geographical basis in the following two reportable segments: United States and Canada. Each segment generally derives its revenues in the same manner as described in Note 1, Summary of significant accounting policies included in the Transition Report. The Company uses adjusted operating profit as its measure of segment profit. Certain income and expenses are not allocated to the Company’s segments and, thus, the information that management uses to make operating decisions and assess performance does not reflect such amounts.
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
Segment results were as follows:

	Three months ended
	March 31,
(In millions)	2026	2025
Net sales:
United States	$7,146	$6,904
Canada	326	309
Total net sales	7,472	7,213

Cost of sales:
United States	(4,915)	(4,772)
Canada	(239)	(225)

Operating costs:
United States	(1,575)	(1,521)
Canada	(82)	(78)

Adjusted operating profit:
United States	656	611
Canada	5	6
Total segment adjusted operating profit	661	617

Central and other costs(1)	(14)	(20)
Restructuring activities(2)	(2)	(51)
Amortization of acquired intangible assets	(33)	(39)
Interest expense, net	(45)	(46)
Other (expense) income, net	(7)	8
Income before income taxes	$560	$469

(1)Primarily includes SG&A that is not related to a segment.
(2)See Note 12, Restructuring expenses for further information.

Capital expenditures and depreciation and amortization by segment were as follows:

	Three months ended
	March 31,
(In millions)	2026	2025
Capital expenditures:
United States	$90	$72
Canada	2	1
Total capital expenditures	$92	$73

Depreciation and amortization:
United States	$92	$89
Canada	5	4
Total depreciation and amortization(1)	$97	$93
(1) Includes amortization of acquired intangible assets of $33 million and $39 million in the three months ended March 31, 2026 and 2025, respectively. These amounts are not included in segment adjusted operating profit.

Assets by segment included:

	As of
(In millions)	March 31, 2026	December 31, 2025
Assets:
United States	$15,872	$15,444
Canada	929	946
Total segment assets	16,801	16,390
Corporate	988	762
Total assets	$17,789	$17,152
Long-lived assets are as follows:

	As of
(In millions)	March 31, 2026	December 31, 2025
Long-lived assets:
United States	$1,887	$1,865
Canada	44	46
Total long-lived assets	$1,931	$1,911

Net sales disaggregation
A disaggregation of net sales by customer group in the United States is as follows:

	Three months ended
	March 31,
	2026	2025
Customer Group
Waterworks	23%	22%
Ferguson Home	21%	22%
Commercial/Mechanical	16%	14%
Residential Trade Plumbing	15%	16%
HVAC	11%	11%
Industrial	7%	7%
Facilities Supply	4%	5%
Fire & Fabrication	3%	3%
Total United States	100%	100%
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
Note 3: Weighted average shares
The following table shows the calculation of diluted shares:

	Three months ended
	March 31,
(In millions)	2026	2025
Weighted average number of shares outstanding:
Basic weighted average shares	194.6	198.8
Effect of dilutive shares(1)	0.2	0.2
Diluted weighted average shares	194.8	199.0

Excluded anti-dilutive shares	—	0.1
(1)Represents the potential dilutive impact of share-based awards.
Note 4: Income tax
The Company’s tax provision for each period presented was calculated using an estimated annual tax rate, adjusted for discrete items occurring during the applicable period to arrive at an effective tax rate. The effective income tax rates for the relevant periods were as follows:

	Three months ended
	March 31,
	2026	2025
Effective tax rate	26.1%	26.4%
During the three months ended March 31, 2026, there were no material changes to the Company’s unrecognized tax benefits when compared to those items disclosed in the Transition Report.

Note 5: Debt
The Company’s debt obligations consisted of the following:

	As of
(In millions)	March 31, 2026	December 31, 2025
Fixed-rate debt:
Private placement notes	300	300
Unsecured senior notes, due April 2027 - October 2034	3,850	3,850
Subtotal	$4,150	$4,150
Less: current maturities of debt	(148)	(148)
Unamortized discounts and debt issuance costs	(21)	(22)
Interest rate swap - fair value adjustment	(2)	(2)
Total long-term debt	$3,979	$3,978
Receivables Securitization Facility
The Company maintains a Receivables Securitization Facility (the “Receivables Facility”) which is primarily governed by the Receivables Purchase Agreement, dated July 31, 2013, as amended from time to time (the “Receivables Purchase Agreement”). Pursuant to an Omnibus Amendment and Consent to the Receivables Purchase Agreement dated March 13, 2026, the Maximum Net Investment, as defined in the Receivables Purchase Agreement, was reduced by $15 million. As a result, the Receivables Facility now consists of funding for up to $900 million, terminating on October 29, 2027. The Company maintains the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion, subject to lender participation. As of March 31, 2026, no borrowings were outstanding under the Receivables Facility.
Revolving Credit Facility
The Company, pursuant to a revolving credit agreement (the “Revolving Credit Agreement”), maintains a revolving credit facility that has aggregate total available credit commitments of $1.5 billion (the “Revolving Facility”). The Revolving Credit Agreement provides the Company with the ability to increase the aggregate capacity of the facility by $500 million under certain conditions, including the receipt of additional or increased lender commitments. As of March 31, 2026, no borrowings were outstanding under the Revolving Facility.
On April 2, 2026, the Company extended the stated maturity date of the commitments under the Revolving Facility from April 2, 2030 to April 2, 2031 by utilizing one of the two extension options available in the Revolving Credit Agreement.
Private Placement Notes
In November 2026, $150 million of private placement notes will mature.
Other
The Company was in compliance with all debt covenants that were in effect as of March 31, 2026.

Note 6: Assets and liabilities at fair value
The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the periods presented. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other debt instruments, such as the Receivables Facility due to its variable interest rate, approximated their fair values as of March 31, 2026 and December 31, 2025.
The Company’s derivatives (interest rate swaps which are considered fair value hedges) and investments in equity instruments are carried at fair value on the condensed consolidated balance sheets (Level 2 and Level 3 fair value inputs, respectively) and are not material. The notional amount of the Company’s outstanding fair value hedges was $150 million as of March 31, 2026 and December 31, 2025.
Carrying amounts and the related estimated fair value of the Company’s long-term debt were as follows:

	March 31, 2026		December 31, 2025
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured senior notes	$3,829	$3,781	$3,828	$3,833
Private placement notes	300	299	300	300
Note 7: Commitments and contingencies
The Company is, from time to time, involved in various legal proceedings considered to be normal course of business in relation to, among other things, the products that we supply, contractual and commercial disputes, fleet incidents and disputes with employees. Provision is made if, on the basis of current information and professional advice, liabilities are considered probable. In the case of unfavorable outcomes, the Company may benefit from applicable insurance protection. The Company does not expect any of its pending legal proceedings to have a material adverse effect on its results of operations, financial position or cash flows.
Note 8: Accumulated other comprehensive loss
The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at December 31, 2025	($456)	($576)	($1,032)
Other comprehensive (loss) income before reclassifications	(11)	—	(11)
Amounts reclassified from accumulated other comprehensive loss	—	4	4
Other comprehensive (loss) income	(11)	4	(7)
Balance at March 31, 2026	(467)	(572)	(1,039)

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at December 31, 2024	($491)	($464)	($955)
Other comprehensive income before reclassifications	—	2	2
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Other comprehensive (loss) income	—	5	5
Balance at March 31, 2025	(491)	(459)	(950)

Amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items include the related income tax impacts. Such amounts consisted of the following:

	Three months ended
	March 31,
(In millions)	2026	2025
Amortization of actuarial losses	$5	$4
Tax benefit	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss	$4	$3
Note 9: Retirement benefit obligations
The Company maintains pension plans in the U.K. and Canada. The components of net periodic pension cost, which are included in Other (expense) income, net in the condensed consolidated statements of earnings, were as follows:

	Three months ended
	March 31,
(In millions)	2026	2025
Interest cost	($18)	($15)
Expected return on plan assets	17	16
Amortization of net actuarial losses	(5)	(4)
Net periodic cost	($6)	($3)
The impact of exchange rate fluctuations is included in the amortization of net actuarial losses line above.
Note 10: Stockholders’ equity
The following table presents a summary of the Company’s share activity:

	Three months ended
	March 31,
	2026	2025
Common stock:
Balance at beginning of period	201,343,253	201,343,253
Common stock issued	—	—
Balance at end of period	201,343,253	201,343,253
Treasury shares:
Balance at beginning of period	(6,291,666)	(2,035,323)
Share repurchases	(926,015)	(1,180,465)
Treasury shares used to settle share-based compensation awards	2,939	7,452
Balance at end of period	(7,214,742)	(3,208,336)
Total shares outstanding at end of period	194,128,511	198,134,917
Share Repurchases
As of March 31, 2026, the Company had completed $4.7 billion in share repurchases under a September 2021 program that authorized up to $5.0 billion. In April 2026, the board of directors authorized a new share repurchase program of up to $2 billion in aggregate purchases of common stock, replacing the prior program.

Note 11: Share-based compensation
The Company grants share-based compensation awards that can be broadly characterized by the underlying vesting conditions as follows:
•Time vested, restricted stock units (“RSU”) vest over time. RSU awards granted prior to October 2024 cliff vest, typically at the end of three years. RSU awards granted in October 2024 and beyond will vest in equal, annual installments over three years. The fair value of these awards is based on the closing share price on the date of grant.
•Multiple metric performance stock units granted to certain members of management (“PSU-EX”) typically vest following three-year performance cycles. The number of shares issued will vary based upon the Company’s performance against pre-determined goals for adjusted EPS growth (diluted), return on capital employed (“ROCE”) and relative total shareholder return (“rTSR”). The fair value of awards vesting based upon EPS growth (diluted) and ROCE are equal to the closing share price on the date of grant and the fair value of rTSR awards are determined using a Monte-Carlo simulation. The assumptions used in the Monte Carlo simulations for the rTSR granted in 2026 were as follows:

Three months ended
March 31,
rTSR Fair value assumptions:	2026
Expected annualized volatility	29.48%
Risk free interest rate	3.75%
Simulation period	2.8 years
Grant date fair value of rTSR awards	$237.16
The following table summarizes the share-based incentive awards activity for the three months ended March 31, 2026:

	Number of shares	Weighted average grant date fair value
Outstanding as of December 31, 2025	712,184	$191.67
RSU awards granted	234,808	219.73
PSU-EX granted	89,457	225.54
Share adjustments based on performance	(21,836)	255.62
Vested	(2,860)	169.26
Forfeited	(6,492)	198.34
Outstanding as of March 31, 2026	1,005,261	$199.74

The following table relates to all share-based compensation awards:

	Three months ended
	March 31,
(In millions)	2026	2025
Share-based compensation expense (within SG&A)	$15	$9
Income tax benefit	4	2
Total unrecognized share-based compensation expense for all share-based payment plans was $152 million at March 31, 2026, which is expected to be recognized over a weighted average period of 2.4 years.

Stock Options
The Company grants stock option awards to certain members of management with an exercise price equal to the closing share price of the Company's common stock on the last trading day prior to the date of grant. These options vest and become exercisable over three years, in equal, annual installments beginning one year from the date of grant, and expire 10 years from the date of grant.
The fair value of the Company's stock options was estimated on the date of grant using the Black-Scholes option-pricing model. When determining expected volatility, the Company considers the historical volatility of the Company’s stock price. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term. The expected term of the options was estimated using the “simplified method” as permitted under Staff Accounting Bulletin 110. We consider the use of the simplified method appropriate due to the lack of sufficient historical data.
The assumptions used in the Black-Scholes option-pricing model in 2026 were as follows:

Three months ended
March 31,
Stock option fair value assumptions used:	2026
Expected annualized volatility	32.14%
Dividend yield	1.54%
Risk free interest rate	3.89%
Expected term	6 years
Grant date fair value of stock option awards	$75.22
Stock option activity in 2026 is summarized in the following table:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value (in millions)	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2025	83,316	$211.52
Granted	61,416	231.63
Outstanding as of March 31, 2026	144,732	$220.06	$2	9.3
Exercisable as of March 31, 2026	19,793	$201.38	$1	8.5

Note 12: Restructuring expenses
The Company’s restructuring expenses are summarized below:

	Three months ended
	March 31,
(In millions)	2026	2025
Corporate restructuring expenses	$2	$—
Business restructuring expenses	—	51
Restructuring expenses	$2	$51
Corporate restructuring expenses
In the first quarter of 2026, corporate restructuring expenses primarily related transition activities following the establishment of our parent company’s domicile in the United States. The Company does not expect further charges to be material.
Business restructuring expenses
In the first quarter of 2025, the Company implemented targeted actions to streamline operations, enhancing speed and efficiency to better serve customers and drive further profitable growth. As a result of these actions, non-recurring business restructuring expenses of $51 million were incurred in the quarter, primarily in the United States. The charges primarily related to severance costs of $36 million, as well as $15 million of non-cash branch and facility costs, mainly related to lease impairments.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to convey management’s perspective regarding the Company’s operational and financial performance for the three months ended March 31, 2026 and 2025, respectively. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing in “Item 1. Financial Statements” of this Quarterly Report (the “Condensed Consolidated Financial Statements”) and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of the Transition Report.
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
The following table presents highlights of the Company’s performance for the periods below:

	Three months ended
	March 31,
(In millions, except per share amounts)	2026	2025
Net sales	$7,472	$7,213
Operating profit	612	507
Net income	414	345

Earnings per share - diluted	2.13	1.73

Net cash provided by operating activities	772	874

Supplemental non-GAAP financial measures:(1)
Adjusted operating profit	647	597
Adjusted earnings per share - diluted	2.28	2.09

(1) The Company uses certain non-GAAP measures, which are not defined or specified under U.S. GAAP. See the section titled “Non-GAAP Reconciliations and Supplementary Information.”
For the first quarter of 2026, net sales increased by 3.6% compared with the first quarter of 2025, primarily due to price inflation and incremental sales from acquisitions, partially offset by lower volume.
For the first quarter of 2026, operating profit increased by 20.7% (adjusted operating profit increased 8.4%), compared with the first quarter of 2025. The year-over-year change was driven by higher sales and the associated gross profit, partially offset by higher variable operating costs.
For the first quarter of 2026, diluted earnings per share was $2.13 (adjusted diluted earnings per share: $2.28), increasing 23.1% (9.1% on an adjusted basis) compared with the first quarter of 2025 due to higher net income and the impact of share repurchases.
Net cash provided by operating activities decreased to $772 million in the first quarter of 2026 compared with $874 million in the first quarter of 2025, primarily reflecting an increased investment in working capital, partially offset by higher net income after adjusting for non-cash items.

Results of Operations

	Three months ended
	March 31,
(In millions)	2026	2025
Net sales	$7,472	$7,213
Cost of sales	(5,154)	(4,997)
Gross profit	2,318	2,216
Selling, general and administrative expenses	(1,607)	(1,565)
Restructuring expenses	(2)	(51)
Depreciation and amortization	(97)	(93)
Operating profit	612	507
Interest expense, net	(45)	(46)
Other (expense) income, net	(7)	8
Income before income taxes	560	469
Provision for income taxes	(146)	(124)
Net income	$414	$345
Net sales
For the first quarter of 2026, net sales were $7.5 billion, an increase of $0.3 billion, or 3.6%, compared with the first quarter of 2025. The increase in net sales was primarily driven by mid-single digit price inflation and incremental sales from acquisitions of 0.8%, partially offset by lower sales volume. The Company’s increase in net sales was driven by growth in non-residential markets in its United States segment.
Gross profit
Gross profit in the first quarter of 2026 increased $102 million, or 4.6%, compared with the first quarter of 2025, primarily reflecting increased net sales. Gross profit as a percentage of sales was 31.0% in the first quarter of 2026 compared with 30.7% in the first quarter of 2025. The increase of 0.3% primarily reflected solid execution across the business.
Selling, general and administrative (“SG&A”) expenses
SG&A expenses in the first quarter of 2026 increased $42 million, or 2.7%, compared with the first quarter of 2025. SG&A as a percentage of sales was 21.5% in the first quarter of 2026 compared with 21.7% in the first quarter of 2025. The decrease in SG&A as a percentage of sales primarily reflects improved productivity and operating leverage of the Company’s cost base.
Income tax
Income tax expense was $146 million in the first quarter of 2026, an increase of $22 million, or 17.7%, compared with the first quarter of 2025 due to higher income before income taxes. The Company’s effective tax rate of 26.1% in the first quarter of 2026 was generally in-line with 26.4% for the first quarter of 2025.
Net income
Net income was $414 million in the first quarter of 2026, an increase of $69 million, or 20.0%, compared with the first quarter of 2025, primarily due to the various elements described in the sections above.

Segment results
United States

	Three months ended
	March 31,
(In millions)	2026	2025
Net sales	$7,146	$6,904
Adjusted operating profit	656	611
Net sales for the United States segment were $7.1 billion in the first quarter of 2026, an increase of $242 million, or 3.5%, compared with the first quarter of 2025. The increase in net sales was primarily driven by mid-single digit price inflation and incremental sales from acquisitions of 0.6%, partially offset by lower sales volume. Net sales in non-residential markets, representing approximately half of revenue in the United States, increased approximately 8% compared with the first quarter of 2025. This increase was driven by commercial/mechanical, industrial and waterworks, including large capital project activity. Net sales in residential markets decreased approximately 1% compared with the first quarter of 2025 in light of weak new construction activity, along with soft repair, maintenance and improvement (“RMI”) work.
Adjusted operating profit for the United States segment was $656 million in the first quarter of 2026, an increase of $45 million, or 7.4%, compared with the first quarter of 2025, primarily reflecting higher sales and the associated gross profit, partially offset by higher variable operating costs.
Canada

	Three months ended
	March 31,
(In millions)	2026	2025
Net sales	$326	$309
Adjusted operating profit	5	6
Net sales for the Canada segment were $326 million in the first quarter of 2026, an increase of $17 million, or 5.5%, compared with the first quarter of 2025. This increase in net sales was primarily driven by incremental sales from acquisitions of 5.8%, the impact of foreign currency exchange rates of 4.6% and low to mid-single digit price inflation. These increases were partially offset by lower volume and the impact of a non-core business divestments of 4.6%.
Adjusted operating profit for the Canada segment decreased by $1 million in the first quarter of 2026, compared with the first quarter of 2025 due to higher operating costs, partially offset by higher gross profit.

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

	Three months ended
	March 31,
(In millions)	2026	2025
Net income	$414	$345
Provision for income taxes	146	124
Interest expense, net	45	46
Other expense (income), net	7	(8)
Operating profit	612	507
Corporate restructuring expenses(1)	2	—
Business restructuring expenses(2)	—	51
Amortization of acquired intangibles	33	39
Adjusted operating profit	$647	$597
(1)For the three months ended March 31, 2026, corporate restructuring expenses primarily related to incremental costs in connection with transition activities following the establishment of our parent company’s domicile in the United States.
(2)For the three months ended March 31, 2025, business restructuring expenses primarily related to the Company’s implementation of targeted actions to streamline operations, enhancing speed and efficiency to better serve customers and drive further profitable growth.

Reconciliation of net income to adjusted net income and adjusted EPS - diluted
The following table reconciles net income (U.S. GAAP) to adjusted net income and adjusted EPS - diluted (non-GAAP):

	Three months ended
	March 31,
(In millions, except per share amounts)	2026		2025
		per share(1)		per share(1)
Net income	$414	$2.13	$345	$1.73
Corporate restructuring expenses(2)	2	0.01	—	—
Business restructuring expenses(3)	—	—	51	0.26
Amortization of acquired intangibles	33	0.17	39	0.20
Discrete tax adjustments(4)	4	0.02	3	0.02
Tax impact on non-GAAP adjustments(5)	(9)	(0.05)	(23)	(0.12)
Adjusted net income	$444	$2.28	$415	$2.09

Diluted weighted average shares outstanding	194.8		199.0

(1)Per share on a dilutive basis.
(2)For the three months ended March 31, 2026, corporate restructuring expenses primarily related to incremental costs in connection with transition activities following the establishment of our parent company’s domicile in the United States.
(3)For the three months ended March 31, 2025, business restructuring expenses primarily related to the Company’s implementation of targeted actions to streamline operations, enhancing speed and efficiency to better serve customers and drive further profitable growth.
(4)For the three months ended March 31, 2026 and 2025, discrete tax adjustments were mainly related to interest on uncertain tax positions.
(5)For the three months ended March 31, 2026, the tax impact on non-GAAP adjustments primarily related to the amortization of acquired intangibles. For the three months ended March 31, 2025, the tax impact on non-GAAP adjustments related to the restructuring expenses and the amortization of acquired intangibles.
Liquidity and Capital Resources
The Company believes its current cash position coupled with cash flow anticipated to be generated from operations and access to capital should be sufficient to meet its operating cash requirements for the next 12 months and will also enable the Company to invest and fund capital expenditures, acquisitions, dividend payments, share repurchases, required debt payments and other contractual obligations through the next several years. The Company also anticipates that it has the ability to obtain alternative sources of financing, if necessary.
The Company’s material cash requirements include contractual and other obligations arising in the normal course of business. These obligations primarily include debt service and related interest payments, operating lease obligations and other purchase obligations. The nature and composition of such existing cash requirements have not materially changed from those disclosed in the Transition Report other than items updated in this Quarterly Report.
Cash flows
As of March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents of $820 million and $557 million, respectively. In addition to cash, the Company had $2.4 billion of available liquidity from undrawn debt facilities as of March 31, 2026.
As of March 31, 2026, the Company’s total debt was $4.1 billion. The Company anticipates that it will be able to meet its debt obligations as they become due.

Cash flows from operating activities

	Three months ended
	March 31,
(In millions)	2026	2025
Net cash provided by operating activities	$772	$874
Net cash provided by operating activities was $772 million and $874 million for the three months ended March 31, 2026 and 2025, respectively. The $102 million decrease was mainly due to an increased investment in working capital compared with the prior year, partially offset by higher net income (adjusted for non-cash items) and lower cash tax payments due to timing. The increase in working capital was primarily driven by an increase in receivables due to the timing of collections year-over-year, higher inventory purchases in consideration of customer demand, the timing of vendor payments compared with the prior year and the change in timing of cash incentive payouts in light of the Company’s change to a calendar year-end.
Cash flows from investing activities

	Three months ended
	March 31,
(In millions)	2026	2025
Net cash used in investing activities	($94)	($211)
Capital expenditures totaled $92 million and $73 million for the three months ended March 31, 2026 and 2025, respectively. These investments were primarily for strategic projects to support future growth, such as new market distribution centers, our branch network and new technology. In addition, the Company invested $10 million and $150 million in new acquisitions for the three months ended March 31, 2026 and 2025, respectively.
Cash flows from financing activities

	Three months ended
	March 31,
(In millions)	2026	2025
Net cash used in financing activities	($413)	($814)
Dividends paid to shareholders were $174 million and $166 million for the three months ended March 31, 2026 and 2025, respectively.
Share repurchases under the Company’s September 2021 share repurchase program were $236 million and $207 million for the three months ended March 31, 2026 and 2025, respectively.
Net payments from debt transactions were $300 million for the three months ended March 31, 2025 due to net repayments under the Receivables Facility. The Company did not have any debt transactions in the first quarter of 2026.
Debt facilities
The following section summarizes certain material provisions of our long-term debt facilities and current obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness.

	As of
(In millions)	March 31, 2026	December 31, 2025
Short-term debt	$148	$148
Long-term debt	3,979	3,978
Total debt	$4,127	$4,126

Private Placement Notes
In June 2015 and November 2017, Wolseley Capital, Inc., a wholly-owned subsidiary of the Company, privately placed fixed rate notes (the “Private Placement Notes”). As of March 31, 2026, $300 million in Private Placement Notes remain outstanding.
In November 2026, $150 million of private placement notes will mature.
Unsecured Senior Notes
The Company has issued $3.85 billion in various issuances of unsecured senior notes.
Receivables Securitization Facility
The Company maintains a Receivables Securitization Facility with an aggregate total available amount of $900 million (the “Receivables Facility”). The Company has the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion from time to time, subject to lender participation. As of March 31, 2026, no borrowings were outstanding under the Receivables Facility.
Revolving Credit Facility
The Company, pursuant to a revolving credit agreement (the “Revolving Credit Agreement”), maintains a revolving credit facility that has aggregate total available credit commitments of $1.5 billion (the “Revolving Facility”). The Revolving Credit Agreement provides the Company with the ability to increase from time to time the aggregate capacity of the facility by $500 million under certain conditions, including the receipt of additional or increased lender commitments. As of March 31, 2026, no borrowings were outstanding under the Revolving Facility.
Other
The Company was in compliance with all debt covenants that were in effect as of March 31, 2026.
See Note 5, Debt to the Condensed Consolidated Financial Statements and the notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of the Transition Report for further details regarding the Company’s debt.
There have been no significant changes to the Company’s policies on accounting for, valuing or managing the risk of financial instruments during the three months ended March 31, 2026.

Guarantor Disclosures
Ferguson Enterprises Inc. (the “Issuer”) is the issuer of the 4.350% Senior Notes due 2031 and 5.000% Senior Notes due 2034. The obligations under both series of senior notes are unsecured and are fully and unconditionally guaranteed on an unsecured basis by Ferguson UK Holdings Limited (the “Guarantor” and together with the Issuer, the “Obligor Group”).
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
Summarized Financial Information of Obligor Group
The following tables present the summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X for the Obligor Group on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries. The summarized financial information has been prepared in accordance with Rule 13-01 of Regulation S-X. The summarized financial information should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included herein and the audited consolidated financial statements and notes thereto included in the Transition Report.

	As of
(In millions)	March 31, 2026	December 31, 2025
Current assets	$44	$46
Non-current assets	2	2
Current liabilities	203	214
Non-current liabilities	1,503	1,500
Due (to)/from non-guarantor subsidiaries, net	(51)	370

Three months ended
March 31,
(In millions)	2026
Net sales	$—
Gross profit	—
Operating loss	(12)
Net loss	(37)

Other interest income, net from non-guarantor subsidiaries	16
Other loss, net from non-guarantor subsidiaries(1)	(32)
(1)Includes income from intercompany transaction with non-guarantor subsidiaries, primarily from non-cash dividend transactions.
Critical accounting policies and estimates
There have been no material changes to our critical accounting policies as disclosed in the Transition Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in the Transition Report.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can only provide reasonable assurance that the objectives of the disclosure controls and procedures are met.
Based on their evaluation as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.Risk Factors
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Transition Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity shares
The following table presents the number and average price of shares purchased in each month of the first quarter of 2026:

(In millions, except share count and per share amount)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(1)	(d) Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
January 1- January 31, 2026	350,471	$241.22	350,471	$475
February 1 - February 28, 2026	294,531	$259.55	294,531	$399
March 1 - March 31, 2026	281,013	$227.93	281,013	$335
	926,015		926,015

(1)In September 2021, the Company announced a program to repurchase up to $1.0 billion of shares. Since the initial authorization, the Company has announced from time-to-time various increases, bringing the total authorized share repurchase program to $5.0 billion. As of March 31, 2026, the Company had completed $4.7 billion in share repurchases under the 2021 authorization. In April 2026, the board of directors authorized a new share repurchase program of up to $2 billion in aggregate purchases of common stock, replacing the prior program.
Item 5.Other Information
Insider trading arrangements
None.

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

10.1*†
Omnibus Amendment and Consent, dated March 13, 2026, among Ferguson Receivables, LLC, as seller, Ferguson Enterprises, LLC, as servicer, the originators, the lenders as conduit purchasers and committed purchasers, letters of credit banks and facility agents party each thereto, Royal Bank of Canada, as administrative agent, and Ferguson Enterprises Inc. as parent, amending the Receivables Purchase Agreement and the Purchase and Contribution Agreement.

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
May 5, 2026

Ferguson Enterprises Inc.
/s/ William Brundage
Name:	William Brundage
Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)