Form 10-Q
period 2026-06-30
Ferguson Enterprises Inc. /DE/
filed 2026-08-10
CIK 2011641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 3, 2026, the number of outstanding shares of common stock was 193,452,717.

TABLE OF CONTENTS

CERTAIN TERMS
Unless otherwise specified or the context otherwise requires, the terms “Company,” “Ferguson,” “we,” “us,” and “our” and other similar terms used in this Quarterly Report on Form 10-Q (this “Quarterly Report”) refer to Ferguson Enterprises Inc. and its consolidated subsidiaries.
In connection with its fiscal year-end change from July 31st to December 31st, the Company filed audited financial statements for the five-month transition period from August 1, 2025 to December 31, 2025, on a Transition Report on Form 10-KT (the “Transition Report”). The condensed consolidated financial statements on this Quarterly Report should be read in conjunction with the financial statements and related notes thereto included in the Transition Report filed with the SEC on February 27, 2026. Except as otherwise specified or the context otherwise requires, references to years indicate the calendar year ended December 31st of the respective year. For example, references to the “second quarter of 2025” refer to the three months ended June 30, 2025.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain information included in this Quarterly Report is forward-looking, including within the meaning of the Private Securities Litigation Reform Act of 1995, and involves risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied by forward-looking statements. Forward-looking statements cover all matters which are not historical facts and include, without limitation, statements or guidance regarding or relating to our future financial position, results of operations and growth, plans and objectives for the future including our capabilities and priorities, expectations regarding global and regional economic, market and political conditions, ability to manage supply chain challenges, pending acquisitions, including anticipated financing, synergies and financial impacts of such transactions, ability to manage the impact of product price fluctuations, pending acquisitions, including the anticipated timing, financing, synergies and financial impact of such transactions, our financial condition and liquidity, legal or regulatory changes, and other statements concerning the success of our business and strategies.
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
•our failure to comply with the obligations associated with being a public company listed on the New York Stock Exchange (“NYSE”) and the costs associated therewith;
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

Part I - FINANCIAL INFORMATION
Item 1.Financial Statements
Ferguson Enterprises Inc.
Condensed Consolidated Statements of Earnings
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net sales	$8,751	$8,363	$16,223	$15,576
Cost of sales	(6,039)	(5,750)	(11,193)	(10,747)
Gross profit	2,712	2,613	5,030	4,829
Selling, general and administrative expenses	(1,718)	(1,650)	(3,325)	(3,215)
Restructuring expenses	(2)	(25)	(4)	(76)
Depreciation and amortization	(99)	(96)	(196)	(189)
Operating profit	893	842	1,505	1,349
Interest expense, net	(52)	(49)	(97)	(95)
Other income (expense)	5	(3)	(2)	5
Income before income taxes	846	790	1,406	1,259
Provision for income taxes	(180)	(156)	(326)	(280)
Net income	$666	$634	$1,080	$979

Earnings per share - Basic	$3.44	$3.21	$5.56	$4.94

Earnings per share - Diluted	$3.43	$3.21	$5.56	$4.94

Weighted average number of shares outstanding:
Basic	193.7	197.4	194.1	198.1
Diluted	194.0	197.5	194.4	198.2

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Net income	$666	$634	$1,080	$979
Other comprehensive (loss) income:
Foreign currency translation adjustments	(15)	44	(26)	44
Pension adjustments, net of tax impacts of ($2), ($2), ($3) and ($5), respectively	4	6	8	11
Total other comprehensive (loss) income, net of tax	(11)	50	(18)	55
Comprehensive income	$655	$684	$1,062	$1,034

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	As of
(In millions, except share amounts)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$437	$557
Accounts receivable, less allowances of $31 and $25, respectively	4,255	3,312
Inventories	5,101	4,588
Prepaid and other current assets	1,195	1,031
Assets held for sale	39	48
Total current assets	11,027	9,536
Property, plant and equipment, net	2,016	1,911
Operating lease right-of-use assets	1,922	1,832
Deferred income taxes, net	76	165
Goodwill	2,713	2,470
Other intangible assets, net	950	685
Other non-current assets	599	553
Total assets	$19,303	$17,152

Liabilities and stockholders’ equity
Accounts payable	$4,060	$3,117
Short-term debt	448	148
Current portion of operating lease liabilities	477	455
Other current liabilities	1,380	1,392
Liabilities held for sale	12	13
Total current liabilities	6,377	5,125
Long-term debt	4,456	3,978
Long-term portion of operating lease liabilities	1,506	1,436
Other long-term liabilities	763	756
Total liabilities	13,102	11,295

Stockholders’ equity:
Common stock, par value $0.0001; 500,000,000 shares authorized; 201,343,253 issued	—	—
Paid-in capital	1,031	996
Retained earnings	7,889	7,167
Treasury shares, 7,891,376 and 6,291,666 shares, respectively at cost	(1,669)	(1,274)
Accumulated other comprehensive loss	(1,050)	(1,032)
Total stockholders' equity	6,201	5,857
Total liabilities and stockholders' equity	$19,303	$17,152

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In millions, except per share data)	2026	2025	2026	2025
Common stock:
Balance at beginning of period	$—	$—	$—	$—
Common stock issued	—	—	—	—
Balance at end of period	—	—	—	—

Paid-in capital:
Balance at beginning of period	1,011	918	$996	$908
Share-based compensation expense	20	5	35	15
Balance at end of period	1,031	923	1,031	923

Retained earnings:
Balance at beginning of period	7,403	6,065	$7,167	$5,887
Net earnings	666	634	1,080	979
Cash dividends declared of $0.89, $0.83, $1.78 and $1.66, respectively	(172)	(163)	(345)	(328)
Shares issued under employee stock plans	(13)	(1)	(13)	(3)
Other	5	—	—	—
Balance at end of period	7,889	6,535	7,889	6,535

Treasury shares:
Balance at beginning of period	(1,501)	(610)	($1,274)	($407)
Share repurchases	(198)	(224)	(425)	(428)
Shares issued under employee share plans, net	30	2	30	3
Balance at end of period	(1,669)	(832)	(1,669)	(832)

Accumulated other comprehensive loss:
Balance at beginning of period	(1,039)	(950)	($1,032)	($955)
Total other comprehensive (loss) income	(11)	50	(18)	55
Balance at end of period	(1,050)	(900)	(1,050)	(900)
Total stockholder's equity	$6,201	$5,726	$6,201	$5,726
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(In millions)	Six months ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,080	$979
Depreciation and amortization	196	189
Share-based compensation	35	15
Changes in deferred income taxes	43	(10)
Changes in inventories	(468)	(169)
Changes in receivables and other assets	(1,070)	(844)
Changes in accounts payable and other liabilities	1,045	906
Changes in income taxes payable	(137)	50
Other operating activities	(8)	7
Net cash provided by operating activities	716	1,123

Cash flows from investing activities:
Purchase of businesses acquired, net of cash acquired	(583)	(226)
Capital expenditures	(234)	(141)
Other investing activities	17	15
Net cash used in investing activities	(800)	(352)

Cash flows from financing activities:
Purchase of treasury shares	(438)	(428)
Repayments of debt	(700)	(2,225)
Proceeds from debt	1,475	2,000
Change in bank overdrafts	—	(115)
Cash dividends	(347)	(330)
Other financing activities	(7)	(27)
Net cash used in financing activities	(17)	(1,125)
Change in cash, cash equivalents and restricted cash	(101)	(354)
Effects of exchange rate changes	(5)	25
Cash, cash equivalents and restricted cash, beginning of period	581	773
Cash, cash equivalents and restricted cash, end of period	$475	$444

Supplemental Disclosures:
Cash paid for income taxes, net	$421	$240
Cash paid for interest	94	95
Accrued capital expenditures	19	12
Accrued dividends	172	164
Lease assets obtained in exchange for new operating lease liabilities (non-cash)	316	349

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

	As of
(In millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$437	$557
Restricted cash	38	24
Total cash, cash equivalents and restricted cash	$475	$581

Supplier finance program
The Company maintains a supplier financing program with a third party financial institution wherein certain of the Company’s shipping and logistics providers in the United States can opt to receive early payment from the third party financial institution at a nominal discount. Such payment terms are independently negotiated between the third party financial institution and the shipping and logistics providers. The Company’s obligations to suppliers are unchanged and payment terms are consistent with the Company’s normal payment terms. All outstanding payables related to the supplier finance program are classified within accounts payable within our condensed consolidated balance sheets and were $76 million and $49 million as of June 30, 2026 and December 31, 2025, respectively.
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
In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818).” The standard provides accounting and disclosure guidance for environmental credits and related obligations. The guidance is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. The standard is required to be applied using a modified retrospective approach through a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
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
Segment results were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Net sales:
United States	$8,343	$7,947	$15,489	$14,851
Canada	408	416	734	725
Total net sales	8,751	8,363	16,223	15,576

Cost of sales:
United States	(5,736)	(5,448)	(10,651)	(10,220)
Canada	(303)	(302)	(542)	(527)

Operating costs:
United States	(1,682)	(1,600)	(3,257)	(3,121)
Canada	(83)	(91)	(165)	(169)

Adjusted operating profit:
United States	925	899	$1,581	$1,510
Canada	22	23	27	29
Total segment adjusted operating profit	947	922	1,608	1,539

Central and other costs(1)	(15)	(16)	(29)	(36)
Restructuring activities(2)	(2)	(25)	(4)	(76)
Amortization of acquired intangible assets	(37)	(39)	(70)	(78)
Interest expense, net	(52)	(49)	(97)	(95)
Other income (expense)	5	(3)	(2)	5
Income before income taxes	$846	$790	$1,406	$1,259

(1)Primarily includes SG&A that is not related to a segment.
(2)See Note 13, Restructuring expenses for further information.

Capital expenditures and depreciation and amortization by segment were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Capital expenditures:
United States	$140	$66	$230	$138
Canada	2	2	$4	$3
Total capital expenditures	$142	$68	$234	$141

Depreciation and amortization:
United States	$94	$91	$186	$180
Canada	5	5	10	9
Total depreciation and amortization(1)	$99	$96	$196	$189
(1) Includes amortization of acquired intangible assets of $37 million, $39 million, $70 million and $78 million in the three and six months ended June 30, 2026 and 2025, respectively. These amounts are not included in segment adjusted operating profit.

Assets by segment included:

	As of
(In millions)	June 30, 2026	December 31, 2025
Assets:
United States	$17,746	$15,444
Canada	977	946
Total segment assets	18,723	16,390
Corporate	580	762
Total assets	$19,303	$17,152
Long-lived assets are as follows:

	As of
(In millions)	June 30, 2026	December 31, 2025
Long-lived assets:
United States	$1,973	$1,865
Canada	43	46
Total long-lived assets	$2,016	$1,911

Net sales disaggregation
A disaggregation of net sales by customer group in the United States is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Customer Group
Waterworks	24%	24%	23%	23%
Ferguson Home	20%	21%	20%	21%
Commercial/Mechanical	16%	15%	16%	15%
Residential Trade Plumbing	14%	15%	15%	15%
HVAC	13%	12%	12%	12%
Industrial	7%	6%	7%	7%
Facilities Supply	4%	4%	4%	4%
Fire & Fabrication	2%	3%	3%	3%
Total United States	100%	100%	100%	100%
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
Note 3: Weighted average shares
The following table shows the calculation of diluted shares:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Weighted average number of shares outstanding:
Basic weighted average shares	193.7	197.4	194.1	198.1
Effect of dilutive shares(1)	0.3	0.1	0.3	0.1
Diluted weighted average shares	194.0	197.5	194.4	198.2

Excluded anti-dilutive shares	0.1	0.1	0.1	0.1
(1)Represents the potential dilutive impact of share-based awards.
Note 4: Income tax
The Company’s tax provision for each period presented was calculated using an estimated annual tax rate, adjusted for discrete items occurring during the applicable period to arrive at an effective tax rate. The effective income tax rates for the relevant periods were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Effective tax rate	21.3%	19.7%	23.2%	22.2%
During the three and six months ended June 30, 2026, the Company’s unrecognized tax benefits balances decreased $28 million and $24 million, respectively. These decreases were mainly due to the lapsing of statutes of limitations.

Note 5: Debt
The Company’s debt obligations consisted of the following:

	As of
(In millions)	June 30, 2026	December 31, 2025
Variable-rate debt:
Receivables Facility	$525	$—
Revolving Facility	250	—
Fixed-rate debt:
Private placement notes	300	300
Unsecured senior notes, due April 2027 - October 2034	3,850	3,850
Subtotal	$4,925	$4,150
Less: current maturities of debt	(448)	(148)
Unamortized discounts and debt issuance costs	(20)	(22)
Interest rate swap - fair value adjustment	(1)	(2)
Total long-term debt	$4,456	$3,978
Receivables Securitization Facility
The Company maintains a Receivables Securitization Facility (the “Receivables Facility”) which is primarily governed by the Receivables Purchase Agreement, dated July 31, 2013, as amended from time to time (the “Receivables Purchase Agreement”). The Receivables Facility consists of funding for up to $900 million, terminating on October 29, 2027. The Company has the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion, subject to lender participation. As of June 30, 2026, $525 million in borrowings were outstanding under the Receivables Facility. The interest rate under the Receivables Facility was approximately 4.6% as of June 30, 2026.
Revolving Credit Facility
The Company, pursuant to a revolving credit agreement (the “Revolving Credit Agreement”), maintains a revolving credit facility that has aggregate total available credit commitments of $1.5 billion (the “Revolving Facility”). The Revolving Credit Agreement provides the Company with the ability to increase the aggregate capacity of the facility by $500 million under certain conditions, including the receipt of additional or increased lender commitments. As of June 30, 2026, $250 million in borrowings were outstanding under the Revolving Facility. The interest rate under the Revolving Facility was approximately 4.8% as of June 30, 2026.
On April 2, 2026, the Company extended the stated maturity date of the commitments under the Revolving Facility from April 2, 2030 to April 2, 2031 by utilizing one of the two extension options available in the Revolving Credit Agreement.
Private Placement Notes
In November 2026, $150 million of private placement notes will mature.
Unsecured Senior Notes
In April 2027, $300 million of unsecured senior notes will mature.
Other
The Company was in compliance with all debt covenants that were in effect as of June 30, 2026.

Note 6: Assets and liabilities at fair value
The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the periods presented. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other debt instruments, such as the Receivables Facility and the Revolving Facility due to the variable interest rates, approximated their fair values as of June 30, 2026 and December 31, 2025.
The Company’s derivatives (interest rate swaps which are considered fair value hedges) and investments in equity instruments are carried at fair value on the condensed consolidated balance sheets (Level 2 and Level 3 fair value inputs, respectively) and are not material. The notional amount of the Company’s outstanding fair value hedges was $150 million as of June 30, 2026 and December 31, 2025.
Carrying amounts and the related estimated fair value of the Company’s long-term debt were as follows:

	June 30, 2026		December 31, 2025
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured senior notes	$3,830	$3,773	$3,828	$3,833
Private placement notes	300	299	300	300
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

Note 8: Accumulated other comprehensive loss
The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at December 31, 2025	($456)	($576)	($1,032)
Other comprehensive (loss) income before reclassifications	(11)	—	(11)
Amounts reclassified from accumulated other comprehensive loss	—	4	4
Other comprehensive (loss) income	(11)	4	(7)
Balance at March 31, 2026	(467)	(572)	(1,039)
Other comprehensive (loss) income before reclassifications	(15)	—	(15)
Amounts reclassified from accumulated other comprehensive loss	—	4	4
Other comprehensive (loss) income	(15)	4	(11)
Balance at June 30, 2026	(482)	(568)	(1,050)

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at December 31, 2024	(491)	(464)	(955)
Other comprehensive income before reclassifications	—	2	2
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Other comprehensive (loss) income	—	5	5
Balance at March 31, 2025	(491)	(459)	(950)
Other comprehensive (loss) income before reclassifications	44	4	48
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive (loss) income	44	6	50
Balance at June 30, 2025	(447)	(453)	(900)
Amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items include the related income tax impacts. Such amounts consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Amortization of actuarial losses	$6	$4	$11	$8
Tax benefit	(2)	(2)	(3)	(3)
Amounts reclassified from accumulated other comprehensive loss	$4	$2	$8	$5
Note 9: Retirement benefit obligations
The Company maintains pension plans in the U.K. and Canada. The components of net periodic pension cost, which are included in Other income (expense) in the condensed consolidated statements of earnings, were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Interest cost	($17)	($16)	($35)	($31)
Expected return on plan assets	17	17	34	33
Amortization of net actuarial losses	(6)	(4)	(11)	(8)
Net periodic cost	($6)	($3)	($12)	($6)
The impact of exchange rate fluctuations is included in the amortization of net actuarial losses line above.

Note 10: Stockholders’ equity
The following table presents a summary of the Company’s share activity:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Common stock:
Balance at beginning of period	201,343,253	201,343,253	201,343,253	201,343,253
Common stock issued	—	—	—	—
Balance at end of period	201,343,253	201,343,253	201,343,253	201,343,253
Treasury shares:
Balance at beginning of period	(7,214,742)	(3,208,336)	(6,291,666)	(2,035,323)
Share repurchases	(817,995)	(1,258,855)	(1,744,010)	(2,439,320)
Treasury shares used to settle share-based compensation awards	141,361	5,237	144,300	12,689
Balance at end of period	(7,891,376)	(4,461,954)	(7,891,376)	(4,461,954)
Total shares outstanding at end of period	193,451,877	196,881,299	193,451,877	196,881,299
Share Repurchases
As of April 30, 2026, the Company had completed $4.7 billion in share repurchases under a September 2021 program that authorized up to $5.0 billion. On April 30, 2026, the Board authorized a new share repurchase program of up to $2 billion in aggregate purchases of common stock, replacing the prior program. As of June 30, 2026, the Company has completed $136 million in share repurchases under the April 2026 program.
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

rTSR Fair value assumptions:
Expected annualized volatility	29.48%
Risk free interest rate	3.75%
Simulation period	2.8 years
Grant date fair value of rTSR awards	$237.16

The following table summarizes the share-based incentive awards activity for the six months ended June 30, 2026:

	Number of shares	Weighted average grant date fair value
Outstanding as of December 31, 2025	712,184	$191.67
RSU awards granted	240,598	220.11
PSU-EX granted	90,421	225.58
Share adjustments based on performance	(14,769)	289.68
Vested	(4,050)	172.40
Forfeited	(18,615)	199.14
Outstanding as of June 30, 2026	1,005,769	$199.87

The following table relates to all share-based compensation awards:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Share-based compensation expense (within SG&A)	$20	$6	$35	$15
Income tax benefit	5	2	9	4
Total unrecognized share-based compensation expense for all share-based payment plans was $141 million at June 30, 2026, which is expected to be recognized over a weighted average period of 2.1 years.
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
The assumptions used in the Black-Scholes option-pricing model in 2026 were as follows:

Stock option fair value assumptions used:
Expected annualized volatility	32.14%
Dividend yield	1.54%
Risk free interest rate	3.89%
Expected term	6 years
Grant date fair value of stock option awards	$75.22
Stock option activity in 2026 is summarized in the following table:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value (in millions)	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2025	83,316	$211.52
Granted	61,416	231.63
Outstanding as of June 30, 2026	144,732	$220.06	$3	9.1
Exercisable as of June 30, 2026	19,793	$201.38	$1	8.3

Employee share purchase plan
Ferguson Enterprises Inc. Employee Share Purchase Plan 2021 (the “ESPP”) provides for a limit of 20 million shares of common stock that can be offered for purchase under the plan subject to certain guidelines set forth in the ESPP.
As of June 30, 2026, 19.5 million shares of common stock remain available for purchase under the ESPP. The exercise price per share of common stock is prescribed by the Compensation Committee of the Board for each offering period and may not be less than 85% of the lesser of the fair market value of common stock on the date of grant and the fair market value of common stock on the date of exercise. During the six months ended June 30, 2026 there were approximately 136,659 shares purchased under the ESPP at an average price of $132.23. The expense associated with the ESPP is not material.
Note 12: Acquisitions
The Company acquired seven businesses during the six months ended June 30, 2026. Each of the acquired businesses is generally engaged in the distribution of plumbing, HVAC, wastewater or infrastructure related products or solutions and was acquired to support growth. In each acquisition, the Company obtained control of an integrated set of activities and assets that met the definition of a business under FASB Accounting Standards Codification (ASC) 805, Business Combinations. Accordingly, the acquisitions were accounted for as business combinations in accordance with ASC 805.
The following table summarizes the preliminary purchase price allocation for the assets acquired and liabilities assumed in regard to the Company's acquisitions:

(In millions)
Cash and cash equivalents	$38
Trade and other receivables	57
Inventories	55
Property, plant and equipment	7
Right of use assets	17
Trade names and brands	21
Customer relationships	288
Other intangible assets	20
Trade and other payables	(56)
Lease liabilities	(17)
Deferred tax	(43)
Total	387
Goodwill	251
Consideration	$638
Satisfied by:
Cash	$621
Deferred & other consideration	17
Total consideration	$638
The fair values of the net assets acquired are considered preliminary and are based on management’s best estimates. Further adjustments may be necessary in connection with acquisitions completed in a prior period when additional information becomes available about events that existed at the date of acquisition. Amendments to fair value estimates may be made to these figures during the measurement period following the date of acquisition. There were no material adjustments in the current year that related to the closing of the measurement period of acquisitions made in the prior year. As of the date of this Quarterly Report, the Company has made all known material adjustments related to acquisitions in 2026.
The fair value estimates of intangible assets are considered non-recurring, Level 3 measurements within the fair value hierarchy and are estimated as of each respective acquisition date.
The goodwill on these acquisitions is attributable to the anticipated profitability of the new markets and product ranges to which the Company has gained access and additional profitability, operating efficiencies and other synergies available in connection with existing markets. All of the goodwill acquired during the six months ended June 30, 2026 was attributed to the United States, with $99 million expected to be deductible for tax purposes.

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
The businesses acquired during the year-to-date period of 2026 contributed $58 million to net sales and $15 million in losses to the Company’s income before income tax, including transaction and integration costs of $19 million, as well as related acquired intangible asset amortization for the period between the applicable date of acquisition and June 30, 2026. Acquisition costs are expensed as incurred and included in selling, general and administrative expenses in the Company’s consolidated statements of earnings.
The net outflow of cash related to business acquisitions is as follows:

Six months ended
(In millions)	June 30, 2026
Purchase consideration	$621
Cash, cash equivalents and bank overdrafts acquired	(38)
Cash consideration paid, net of cash acquired	583
Deferred and contingent consideration(1)	7
Net cash outflow in respect of the purchase of businesses	$590

(1) Included in other financing activities in the Condensed Consolidated Statements of Cash Flows.
Pro forma disclosures
If each acquisition had been completed on the first day of the prior year, the Company’s unaudited pro forma net sales would have been:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Pro forma net sales	$8,788	$8,458	$16,354	$15,767
The impact on income before income tax, including additional amortization, transaction costs and integration costs would not be material in the three and six months ended June 30, 2026 and 2025.
These unaudited pro forma results do not necessarily represent financial results that would have been achieved had the acquisition actually occurred at the beginning of the prior year.

Note 13: Restructuring expenses
The Company’s restructuring expenses are summarized below:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Corporate restructuring expenses	$2	$4	$4	$4
Business restructuring expenses	—	21	—	72
Restructuring expenses	$2	$25	$4	$76
Corporate restructuring expenses
In the three and six months ended June 30, 2026 and 2025, corporate restructuring expenses primarily related to transition activities following the establishment of our parent company’s domicile in the United States. The Company does not expect further charges to be material.
Business restructuring expenses
In the three and six months ended June 30, 2025, the Company implemented targeted actions to streamline operations, enhancing speed and efficiency to better serve customers and drive further profitable growth. As a result of these actions, non-recurring business restructuring expenses of $72 million were incurred in the year-to-date period, primarily in the United States. The charges primarily related to severance costs of $45 million, as well as $27 million of non-cash branch and facility costs, mainly related to lease impairments.
Note 14: Subsequent event
On July 13, 2026, the Company announced that it has entered into a definitive agreement to acquire FWI Holdings, Inc. for approximately $1.6 billion. The Company has committed financing for the acquisition and expects to fund the acquisition through a combination of available cash and borrowings under such financing arrangements. The transaction is expected to close in the third quarter of 2026, subject to customary closing conditions.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to convey management’s perspective regarding the Company’s operational and financial performance for the three and six months ended June 30, 2026 and 2025, respectively. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing in “Item 1. Financial Statements” of this Quarterly Report (the “Condensed Consolidated Financial Statements”) and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of the Transition Report.
The following discussion contains trend information and other forward-looking statements. Actual results could differ materially from those discussed in these forward-looking statements, as well as from our historical performance, due to various factors, including, but not limited to, those referred to in “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report.
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
The following table presents highlights of the Company’s performance for the periods below:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net sales	$8,751	$8,363	$16,223	$15,576
Operating profit	893	842	1,505	1,349
Net income	666	634	1,080	979

Earnings per share - diluted	3.43	3.21	5.56	4.94

Net cash provided by operating activities			716	1,123

Supplemental non-GAAP financial measures:(1)
Adjusted operating profit	932	906	1,579	1,503
Adjusted earnings per share - diluted	3.39	3.22	5.67	5.30

(1) The Company uses certain non-GAAP measures, which are not defined or specified under U.S. GAAP. See the section titled “Non-GAAP Reconciliations and Supplementary Information.”
For the second quarter of 2026, net sales increased by 4.6% compared with the second quarter of 2025, primarily due to price inflation, higher volume and incremental sales from acquisitions.
For the second quarter of 2026, operating profit increased by 6.1% (adjusted operating profit increased 2.9%), compared with the second quarter of 2025. The year-over-year change was driven by higher sales and the associated gross profit, partially offset by higher variable operating costs.
For the second quarter of 2026, diluted earnings per share was $3.43 (adjusted diluted earnings per share: $3.39), increasing 6.9% (5.3% on an adjusted basis) compared with the second quarter of 2025 due to higher net income and the impact of share repurchases.
Net cash provided by operating activities decreased to $716 million in the year-to-date period of 2026 compared with $1,123 million in the same period of 2025, primarily reflecting an increased investment in working capital and the timing of income tax payments due to the transition to a calendar year-end, partially offset by higher net income after adjusting for non-cash items.

Results of Operations

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Net sales	$8,751	$8,363	$16,223	$15,576
Cost of sales	(6,039)	(5,750)	(11,193)	(10,747)
Gross profit	2,712	2,613	5,030	4,829
Selling, general and administrative expenses	(1,718)	(1,650)	(3,325)	(3,215)
Restructuring expenses	(2)	(25)	(4)	(76)
Depreciation and amortization	(99)	(96)	(196)	(189)
Operating profit	893	842	1,505	1,349
Interest expense, net	(52)	(49)	(97)	(95)
Other income (expense)	5	(3)	(2)	5
Income before income taxes	846	790	1,406	1,259
Provision for income taxes	(180)	(156)	(326)	(280)
Net income	$666	$634	$1,080	$979
Net sales
For the second quarter of 2026, net sales were $8.8 billion, an increase of $0.4 billion, or 4.6%, compared with the second quarter of 2025. The increase in net sales was primarily driven by low single digit price inflation, higher volume and incremental sales from acquisitions of 1.0%. The Company’s increase in net sales was driven by growth in non-residential markets and, to a lesser extent, residential markets within its United States segment.
Net sales were $16.2 billion in the year-to-date period of 2026, an increase of $0.6 billion, or 4.2%, compared with the same period in 2025. The increase in net sales was primarily driven by low to mid-single digit price inflation and incremental sales from acquisitions of 0.9%, partially offset by lower sales volume.
Gross profit
Gross profit in the second quarter of 2026 increased $99 million, or 3.8%, compared with the second quarter of 2025, primarily reflecting increased net sales. Gross profit as a percentage of sales was 31.0% in the second quarter of 2026. Gross profit as a percent of sales was 31.2% in the second quarter of 2025. The decrease of 0.2% primarily reflects the timing and extent of supplier price increases in the prior year.
Gross profit in the year-to-date period of 2026 increased $201 million, or 4.2%, compared with the same period in 2025. Gross profit as a percentage of sales was flat in the year-over-year comparison.
Selling, general and administrative (“SG&A”) expenses
SG&A expenses in the second quarter of 2026 increased $68 million, or 4.1%, compared with the second quarter of 2025. SG&A as a percentage of sales was 19.6% in the second quarter of 2026 compared with 19.7% in the second quarter of 2025. The decrease in SG&A as a percentage of sales primarily reflects the timing and extent of certain incentive accruals in the prior year.
SG&A expenses in the year-to-date period of 2026 increased $110 million, or 3.4%, compared with the same period in 2025. SG&A as a percentage of sales was 20.5% in the year-to-date period of 2026 compared with 20.6% in the same period in 2025. The factors impacting the year-to-date comparisons were largely the same as those noted above for the quarter.

Income tax
Income tax expense was $180 million in the second quarter of 2026, an increase of $24 million, or 15.4%, compared with the second quarter of 2025. In the year-to-date period of 2026, income tax expense was $326 million, an increase of $46 million, or 16.4%, compared to the same period in 2025. In both year-over-year comparisons, the increases were mainly due to higher income before income taxes.
The Company’s effective tax rates were 21.3% and 19.7% for the second quarters of 2026 and 2025, respectively. The Company’s effective tax rates were 23.2% and 22.2% for the year-to-date periods of 2026 and 2025, respectively. In both year-over-year comparisons, the higher effective tax rates were primarily driven by adjustments related to prior year tax positions.
Net income
Net income for the second quarter and year-to-date periods of 2026 was $666 million and $1,080 million, respectively. These represented increases of $32 million, or 5.0%, and $101 million, or 10.3%, compared with the respective periods in 2025 due to the various elements described in the sections above.
Segment results
United States

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Net sales	$8,343	$7,947	$15,489	$14,851
Adjusted operating profit	925	899	1,581	1,510
Net sales for the United States segment were $8.3 billion in the second quarter of 2026, an increase of $0.4 billion, or 5.0%, compared with the second quarter of 2025. The increase in net sales was primarily driven by low single digit price inflation, along with volume growth and incremental sales from acquisitions of 1.0%. Net sales in non-residential markets, representing approximately half of revenue in the United States, increased approximately 8% compared with the second quarter of 2025. This increase was driven by commercial/mechanical, industrial and waterworks, including large capital project activity. Net sales in residential markets increased approximately 2% compared with the second quarter of 2025 due to growth in HVAC.
Net sales were $15.5 billion in the year-to-date period of 2026, an increase of $0.6 billion, or 4.3%, compared with the same period in 2025. The increase in net sales was primarily driven by low to mid-single digit price inflation and incremental sales from acquisitions of 0.8%. Net sales in non-residential markets increased approximately 8% compared with the year-to-date period of 2025. This increase was driven by commercial/mechanical, industrial and waterworks, including large capital project activity. Net sales in residential markets increased 1% compared with the year-to-date period of 2025 due to growth in HVAC, partially offset by weak new construction activity and soft repair, maintenance and improvement (“RMI”) work.
Adjusted operating profit for the United States segment was $925 million in the second quarter of 2026, an increase of $26 million, or 2.9%, compared with the second quarter of 2025, primarily reflecting higher sales and the associated gross profit, partially offset by higher variable operating costs.
Adjusted operating profit for the United States segment was $1.6 billion in the year-to-date period of 2026, an increase of $0.1 billion, or 4.7%, compared to the same period in 2025. The factors impacting the year-to-date comparison were largely the same as those noted above for the quarter.

Canada

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Net sales	$408	$416	$734	$725
Adjusted operating profit	22	23	27	29
Net sales for the Canada segment were $408 million in the second quarter of 2026, a decrease of $8 million, or 1.9%, compared with the second quarter of 2025. This decrease in net sales was primarily driven by the impact of non-core business divestments of 3.6%, along with lower sales volume, partially offset by low-single digit price inflation.
Net sales were $734 million in the year-to-date period of 2026, an increase of $9 million, or 1.2%, compared with the same period in 2025. The increase was primarily driven by low-single digit price inflation, incremental sales from acquisitions of 2.6% and the impact of foreign currency exchange rates of 1.9%. These increases were partially offset by the impact of non-core business divestments of 4.1%, along with lower sales volume.
Adjusted operating profit for the Canada segment decreased by $1 million in the second quarter of 2026, compared with the second quarter of 2025 due to lower gross margins, partially offset by lower operating costs.
Adjusted operating profit for the Canada segment decreased by $2 million in the year-to-date period of 2026. The factors impacting the year-to-date comparison were largely the same as those noted above for the quarter.

Non-GAAP Reconciliations and Supplementary Information
The Company reports its financial results in accordance with U.S. GAAP. However, the Company believes certain non-GAAP financial measures provide users of the Company’s financial information with additional meaningful information to assist in understanding financial results and assessing the Company’s performance from period to period. These non-GAAP financial measures include adjusted operating profit, adjusted net income and adjusted earnings per share (“adjusted EPS”) - diluted. Management believes these measures are important indicators of operations because they exclude items that may not be indicative of our core operating results and provide a better baseline for analyzing trends in our underlying businesses, and they are consistent with how business performance is planned, reported and assessed internally by management and the Company’s Board of Directors (the “Board”). Such non-GAAP adjustments include amortization of acquired intangible assets, discrete tax items, and any other items that are non-recurring. Non-recurring items may include various restructuring charges, gains or losses on the disposals of businesses which by their nature do not reflect primary operations, as well as certain other items deemed non-recurring in nature and/or that are not a result of the Company’s primary operations. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These non-GAAP financial measures should not be considered in isolation or as a substitute for results reported under U.S. GAAP. These non-GAAP financial measures reflect an additional way of viewing aspects of operations that, when viewed with U.S. GAAP results, provide a more complete understanding of the business. The Company strongly encourages investors and shareholders to review the Company’s financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
Reconciliation of net income to adjusted operating profit
The following table reconciles net income (U.S. GAAP) to adjusted operating profit (non-GAAP):

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Net income	$666	$634	$1,080	$979
Provision for income taxes	180	156	326	280
Interest expense, net	52	49	97	95
Other (income) expense, net	(5)	3	2	(5)
Operating profit	893	842	1,505	1,349
Corporate restructuring expenses(1)	2	4	4	4
Business restructuring expenses(2)	—	21	—	72
Amortization of acquired intangibles	37	39	70	78
Adjusted operating profit	$932	$906	$1,579	$1,503
(1)For the three and six months ended June 30, 2026 and 2025, corporate restructuring expenses primarily related to incremental costs in connection with transition activities following the establishment of our parent company’s domicile in the United States.
(2)For the three and six months ended June 30, 2025, business restructuring expenses primarily related to the Company’s implementation of targeted actions to streamline operations, enhancing speed and efficiency to better serve customers and drive further profitable growth.

Reconciliation of net income to adjusted net income and adjusted EPS - diluted
The following table reconciles net income (U.S. GAAP) to adjusted net income and adjusted EPS - diluted (non-GAAP):

	Three months ended
	June 30,
(In millions, except per share amounts)	2026		2025
		per share(1)		per share(1)
Net income	$666	$3.43	$634	$3.21
Corporate restructuring expenses(2)	2	0.01	4	0.02
Business restructuring expenses(3)	—	—	21	0.10
Amortization of acquired intangibles	37	0.19	39	0.20
Discrete tax adjustments(4)	(38)	(0.19)	(46)	(0.23)
Tax impact on non-GAAP adjustments(5)	(9)	(0.05)	(16)	(0.08)
Adjusted net income	$658	$3.39	$636	$3.22

Diluted weighted average shares outstanding	194.0		197.5

	Six months ended
	June 30,
(In millions, except per share amounts)	2026		2025
		per share(1)		per share(1)
Net income	$1,080	$5.56	$979	$4.94
Corporate restructuring expenses(2)	4	0.02	4	0.02
Business restructuring expenses(3)	—	—	72	0.36
Amortization of acquired intangibles	70	0.36	78	0.40
Discrete tax adjustments(4)	(34)	(0.18)	(43)	(0.22)
Tax impact on non-GAAP adjustments(5)	(18)	(0.09)	(39)	(0.20)
Adjusted net income	$1,102	$5.67	$1,051	$5.30

Diluted weighted average shares outstanding	194.4		198.2
(1)Per share on a dilutive basis.
(2)For the three and six months ended June 30, 2026 and 2025, corporate restructuring expenses primarily related to incremental costs in connection with transition activities following the establishment of our parent company’s domicile in the United States.
(3)For the three and six months ended June 30, 2025, business restructuring expenses primarily related to the Company’s implementation of targeted actions to streamline operations, enhancing speed and efficiency to better serve customers and drive further profitable growth.
(4)For the three and six months ended June 30, 2026 and 2025, discrete tax adjustments were mainly related to the release of uncertain tax positions due to the lapsing of statute of limitations, adjustments related to prior year tax positions, as well as tax treatment of certain compensation items that were not individually significant.
(5)For the three and six months ended June 30, 2026, the tax impact on non-GAAP adjustments primarily related to the amortization of acquired intangibles. For the three and six months ended June 30, 2025, the tax impact on non-GAAP adjustments related to the restructuring expenses and the amortization of acquired intangibles.

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
On July 13, 2026, the Company announced that it has entered into a definitive agreement to acquire FWI Holdings, Inc. for approximately $1.6 billion. The Company has committed financing for the acquisition and expects to fund the acquisition through a combination of available cash and borrowings under such financing arrangements. The transaction is expected to close in the third quarter of 2026, subject to customary closing conditions.
Cash flows
As of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $437 million and $557 million, respectively. In addition to cash, the Company had $1.6 billion of available liquidity from undrawn debt facilities as of June 30, 2026.
As of June 30, 2026, the Company’s total debt was $4.9 billion. The Company anticipates that it will be able to meet its debt obligations as they become due.
Cash flows from operating activities

	Six months ended
	June 30,
(In millions)	2026	2025
Net cash provided by operating activities	$716	$1,123
Net cash provided by operating activities was $716 million and $1,123 million for the year-to-date periods of 2026 and 2025, respectively. The $407 million decrease was mainly due to an increased investment in working capital and the timing of both income tax payments and cash incentive payouts due to the transition to a calendar year-end, partially offset by higher net income (adjusted for non-cash items). The increase in working capital was primarily driven by an increase in receivables due to increased sales as well as the timing of collections year-over-year and higher inventory purchases in consideration of customer demand, which was partially offset by the timing of vendor payments compared with the prior year.
Cash flows from investing activities

	Six months ended
	June 30,
(In millions)	2026	2025
Net cash used in investing activities	($800)	($352)
Capital expenditures totaled $234 million and $141 million for the year-to-date periods of 2026 and 2025, respectively. These investments were primarily for strategic projects to support future growth, such as new market distribution centers, our branch network and new technology. In addition, the Company invested $583 million and $226 million in new acquisitions for the six months ended June 30, 2026 and 2025, respectively.

Cash flows from financing activities

	Six months ended
	June 30,
(In millions)	2026	2025
Net cash used in financing activities	($17)	($1,125)
Dividends paid to shareholders were $347 million and $330 million for the year-to-date periods of 2026 and 2025, respectively.
Share repurchases under the Company’s authorized share repurchase programs were $438 million and $428 million for the year-to-date periods of 2026 and 2025, respectively.
Net proceeds from debt transactions were $775 million compared with net payments of $225 million for the year-to-date periods of 2026 and 2025, respectively. In the year-to-date period of 2026, the Company had net borrowings of $525 million under the Receivables Facility and $250 million under the Revolving Facility (each, defined below). In the year-to-date period of 2025, the Company had net repayments of $225 million under the Receivables Facility.
Debt facilities
The following section summarizes certain material provisions of our long-term debt facilities and current obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness.

	As of
(In millions)	June 30, 2026	December 31, 2025
Short-term debt	$448	$148
Long-term debt	4,456	3,978
Total debt	$4,904	$4,126
Private Placement Notes
In June 2015 and November 2017, Wolseley Capital, Inc., a wholly-owned subsidiary of the Company, privately placed fixed rate notes (the “Private Placement Notes”). As of June 30, 2026, $300 million in Private Placement Notes remain outstanding.
In November 2026, $150 million of private placement notes will mature.
Unsecured Senior Notes
The Company has issued $3.85 billion in various issuances of unsecured senior notes.
In April 2027, $300 million of unsecured senior notes will mature.
Receivables Securitization Facility
The Company maintains a Receivables Securitization Facility with an aggregate total available amount of $900 million (the “Receivables Facility”). The Company has the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion from time to time, subject to lender participation. As of June 30, 2026, $525 million borrowings were outstanding under the Receivables Facility.
Revolving Credit Facility
The Company, pursuant to a revolving credit agreement (the “Revolving Credit Agreement”), maintains a revolving credit facility that has aggregate total available credit commitments of $1.5 billion (the “Revolving Facility”). The Revolving Credit Agreement provides the Company with the ability to increase from time to time the aggregate capacity of the facility by $500 million under certain conditions, including the receipt of additional or increased lender commitments. As of June 30, 2026, $250 million borrowings were outstanding under the Revolving Facility.

Other
The Company was in compliance with all debt covenants that were in effect as of June 30, 2026.
See Note 5, Debt to the Condensed Consolidated Financial Statements and the notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of the Transition Report for further details.
There have been no significant changes to the Company’s policies on accounting for, valuing or managing the risk of financial instruments during the three months ended June 30, 2026.
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

	As of
(In millions)	June 30, 2026	December 31, 2025
Current assets	$65	$46
Non-current assets	2	2
Current liabilities	198	214
Non-current liabilities	1,753	1,500
Due (to)/from non-guarantor subsidiaries, net	(171)	370

Six months ended
June 30,
(In millions)	2026
Net sales	$—
Gross profit	—
Operating loss	(24)
Net loss	(68)

Other interest income, net from non-guarantor subsidiaries	31
Other loss, net from non-guarantor subsidiaries(1)	(14)
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can only provide reasonable assurance that the objectives of the disclosure controls and procedures are met.
Based on their evaluation as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table presents the number and average price of shares purchased in each month of the second quarter of 2026:

(In millions, except share count and per share amount)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program(1)	(d) Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
April 1- April 30, 2026	234,808	$254.69	234,808	$2,000
May 1 - May 31, 2026	438,062	$235.16	438,062	$1,897
June 1 - June 30, 2026	145,125	$227.36	145,125	$1,864
	817,995		817,995

(1)On April 30, 2026, the Board authorized a new share repurchase program of up to $2 billion in aggregate purchases of common stock, replacing the prior program. As of June 30, 2026, the Company has completed $136 million in share repurchases under the April 2026 program.

Item 5.Other Information
Insider trading arrangements
Due to the Company’s change in fiscal year end, certain previously granted equity awards are now scheduled to vest during a period in which the Company’s insider trading policy restricts trading for certain individuals. This timing misalignment is expected to recur until all outstanding awards granted under the Company’s former fiscal year reporting cycle have vested. To facilitate the sale of shares to be received upon the vesting of such awards, the following officers adopted Rule 10b5-1 trading arrangements1, as defined in Item 408(a) of Regulation S-K (“Plan”), during the quarter ended June 30, 2026:

Name	Title	Date of Adoption	Number of Shares to be Sold[2]	Expiration Date[3]
Bill Brundage	Chief Financial Officer	May 20, 2026	11,566	November 23, 2026
Bo Camposano	Senior Vice President — Waterworks	June 10, 2026	3,401	December 10, 2026
Ian Graham	Chief Legal Officer & Corporate Secretary	May 27, 2026	7,727	November 30, 2026
Kevin Murphy	President & Chief Executive Officer	June 5, 2026	26,424	December 8, 2026
Jake Schlicher	Chief Strategy Officer	May 13, 2026	7,137	December 31, 2026
Allison Stirrup	Chief Human Resources Officer	June 4, 2026	1,808	December 8, 2026
Bill Thees	Chief Operating Officer	May 27, 2026	7,947	November 23, 2026
(1)During the quarter, no director or officer (i) terminated a Plan or (ii) adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
(2)The Plans provide for the sale of a specified percentage of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by the Company to satisfy applicable taxes. The actual number of shares to be sold pursuant to each Plan may vary and will depend upon, as applicable, the vesting of performance-based awards, future dividend equivalent accruals with respect to awards that include dividend equivalent rights, as well as the number of shares withheld for tax purposes. For purposes of this disclosure, any shares underlying performance-based equity awards were calculated at target and the total number of shares underlying any equity awards with dividend equivalent rights include the dividend equivalents accrued as of the date of each Plan.
(3)Each Plan expires on the date shown above, subject to earlier termination as provided in each Plan.

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
August 10, 2026

Ferguson Enterprises Inc.
/s/ William Brundage
Name:	William Brundage
Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)