Form 10-Q
period 2026-09-30
Ferguson Enterprises Inc. /DE/
filed 2026-11-09
CIK 2011641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 2, 2026, the number of outstanding shares of common stock was 193,648,602.

TABLE OF CONTENTS

CERTAIN TERMS
Unless otherwise specified or the context otherwise requires, the terms “Company,” “Ferguson,” “we,” “us,” and “our” and other similar terms used in this Quarterly Report on Form 10-Q (this “Quarterly Report”) refer to Ferguson Enterprises Inc. and its consolidated subsidiaries. The term “FloWorks Acquisition” refers to the Company’s acquisition of FWI Holdings, Inc. (“FloWorks”) on August 31, 2026.
In connection with its fiscal year-end change from July 31st to December 31st, the Company filed audited financial statements for the five-month transition period from August 1, 2025 to December 31, 2025, on a Transition Report on Form 10-KT (the “Transition Report”). The condensed consolidated financial statements on this Quarterly Report should be read in conjunction with the financial statements and related notes thereto included in the Transition Report filed with the SEC on February 27, 2026. Except as otherwise specified or the context otherwise requires, references to years indicate the calendar year ended December 31st of the respective year. For example, references to the “third quarter of 2025” refer to the three months ended September 30, 2025.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain information included in this Quarterly Report is forward-looking, including within the meaning of the Private Securities Litigation Reform Act of 1995, and involves risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied by forward-looking statements. Forward-looking statements cover all matters which are not historical facts and include, without limitation, statements or guidance regarding or relating to our future financial position, results of operations and growth, plans and objectives for the future including our capabilities and priorities, expectations regarding global and regional economic, market and political conditions, ability to manage supply chain challenges, the expected synergies and financial impact of recent acquisitions, ability to manage the impact of product price fluctuations, our financial condition and liquidity, legal or regulatory changes, capital deployment strategy, including the amount and timing of our dividends and share repurchases, investments and capital expenditures, and other statements concerning the success of our business and strategies.
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

Part I - FINANCIAL INFORMATION
Item 1.Financial Statements
Ferguson Enterprises Inc.
Condensed Consolidated Statements of Earnings
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net sales	$9,026	$8,245	$25,249	$23,821
Cost of sales	(6,240)	(5,662)	(17,433)	(16,409)
Gross profit	2,786	2,583	7,816	7,412
Selling, general and administrative expenses	(1,783)	(1,640)	(5,108)	(4,855)
Restructuring expenses	(2)	(3)	(6)	(79)
Depreciation and amortization	(116)	(96)	(312)	(285)
Operating profit	885	844	2,390	2,193
Interest expense, net	(64)	(47)	(161)	(142)
Other expense, net	(16)	(6)	(18)	(1)
Income before income taxes	805	791	2,211	2,050
Provision for income taxes	(207)	(153)	(533)	(433)
Net income	$598	$638	$1,678	$1,617

Earnings per share - Basic	$3.09	$3.25	$8.65	$8.18

Earnings per share - Diluted	$3.08	$3.24	$8.63	$8.17

Weighted average number of shares outstanding:
Basic	193.5	196.5	193.9	197.5
Diluted	193.9	196.9	194.4	197.9

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Net income	$598	$638	$1,678	$1,617
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2)	(19)	(28)	25
Pension adjustments, net of tax impacts of ($1), $18, ($4) and $13, respectively	4	(52)	12	(41)
Total other comprehensive income (loss), net of tax	2	(71)	(16)	(16)
Comprehensive income	$600	$567	$1,662	$1,601

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	As of
(In millions, except share amounts)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$476	$557
Accounts receivable, less allowances of $26 and $25, respectively	4,455	3,312
Inventories	5,215	4,588
Prepaid and other current assets	1,294	1,031
Assets held for sale	28	48
Total current assets	11,468	9,536
Property, plant and equipment, net	2,070	1,911
Operating lease right-of-use assets	1,950	1,832
Deferred income taxes, net	—	165
Goodwill	3,375	2,470
Other intangible assets, net	1,778	685
Other non-current assets	570	553
Total assets	$21,211	$17,152

Liabilities and stockholders’ equity
Accounts payable	$3,884	$3,117
Short-term debt	599	148
Current portion of operating lease liabilities	492	455
Other current liabilities	1,601	1,392
Liabilities held for sale	9	13
Total current liabilities	6,585	5,125
Long-term debt	5,571	3,978
Long-term portion of operating lease liabilities	1,521	1,436
Deferred income taxes, net	127	6
Other long-term liabilities	748	750
Total liabilities	14,552	11,295

Stockholders’ equity:
Common stock, par value $0.0001; 500,000,000 shares authorized; 201,343,253 issued	—	—
Paid-in capital	1,061	996
Retained earnings	8,314	7,167
Treasury shares, 7,890,185 and 6,291,666 shares, respectively at cost	(1,668)	(1,274)
Accumulated other comprehensive loss	(1,048)	(1,032)
Total stockholders' equity	6,659	5,857
Total liabilities and stockholders' equity	$21,211	$17,152

See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions, except per share data)	2026	2025	2026	2025
Common stock:
Balance at beginning of period	$—	$—	$—	$—
Common stock issued	—	—	—	—
Balance at end of period	—	—	—	—

Paid-in capital:
Balance at beginning of period	1,031	923	$996	$908
Share-based compensation expense	30	53	65	68
Balance at end of period	1,061	976	1,061	976

Retained earnings:
Balance at beginning of period	7,889	6,535	$7,167	$5,887
Net earnings	598	638	1,678	1,617
Cash dividends declared of $0.89, $0.83, $2.67 and $2.49, respectively	(173)	(163)	(518)	(491)
Shares issued under employee stock plans	—	(1)	(13)	(4)
Balance at end of period	8,314	7,009	8,314	7,009

Treasury shares:
Balance at beginning of period	(1,669)	(832)	($1,274)	($407)
Share repurchases	—	(185)	(425)	(613)
Shares issued under employee share plans, net	1	—	31	3
Balance at end of period	(1,668)	(1,017)	(1,668)	(1,017)

Accumulated other comprehensive loss:
Balance at beginning of period	(1,050)	(900)	($1,032)	($955)
Total other comprehensive income (loss)	2	(71)	(16)	(16)
Balance at end of period	(1,048)	(971)	(1,048)	(971)
Total stockholders’ equity	$6,659	$5,997	$6,659	$5,997
See accompanying Notes to the Condensed Consolidated Financial Statements.

Ferguson Enterprises Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

(In millions)	Nine months ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,678	$1,617
Depreciation and amortization	312	285
Share-based compensation	65	68
Changes in deferred income taxes	35	69
Changes in inventories	(308)	(346)
Changes in receivables and other assets	(1,142)	(718)
Changes in accounts payable and other liabilities	931	994
Changes in income taxes payable	(104)	(88)
Other operating activities	5	3
Net cash provided by operating activities	1,472	1,884

Cash flows from investing activities:
Purchase of businesses acquired, net of cash acquired	(2,257)	(276)
Capital expenditures	(342)	(247)
Other investing activities	2	55
Net cash used in investing activities	(2,597)	(468)

Cash flows from financing activities:
Purchase of treasury shares	(438)	(611)
Repayments of debt	(2,555)	(3,850)
Proceeds from debt	4,599	3,772
Change in bank overdrafts	—	(121)
Cash dividends	(519)	(493)
Other financing activities	(19)	(41)
Net cash provided by (used in) financing activities	1,068	(1,344)
Change in cash, cash equivalents and restricted cash	(57)	72
Effects of exchange rate changes	(6)	19
Cash, cash equivalents and restricted cash, beginning of period	581	773
Cash, cash equivalents and restricted cash, end of period	$518	$864

Supplemental Disclosures:
Cash paid for income taxes, net	$598	$454
Cash paid for interest	128	112
Accrued capital expenditures	10	16
Accrued dividends	172	163
Lease assets obtained in exchange for new operating lease liabilities (non-cash)	421	548

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

	As of
(In millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$476	$557
Restricted cash	42	24
Total cash, cash equivalents and restricted cash	$518	$581

Supplier finance program
The Company maintains a supplier financing program with a third party financial institution wherein certain of the Company’s shipping and logistics providers in the United States can opt to receive early payment from the third party financial institution at a nominal discount. Such payment terms are independently negotiated between the third party financial institution and the shipping and logistics providers. The Company’s obligations to suppliers are unchanged and payment terms are consistent with the Company’s normal payment terms. All outstanding payables related to the supplier finance program are classified within accounts payable within our condensed consolidated balance sheets and were $75 million and $49 million as of September 30, 2026 and December 31, 2025, respectively.
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
Segment results were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Net sales:
United States	$8,621	$7,821	$24,110	$22,672
Canada	405	424	1,139	1,149
Total net sales	9,026	8,245	25,249	23,821

Cost of sales:
United States	(5,941)	(5,353)	(16,592)	(15,573)
Canada	(299)	(309)	(841)	(836)

Operating costs:
United States	(1,728)	(1,593)	(4,985)	(4,714)
Canada	(83)	(93)	(248)	(262)

Adjusted operating profit:
United States	952	875	$2,533	$2,385
Canada	23	22	50	51
Total segment adjusted operating profit	975	897	2,583	2,436

Central and other costs(1)	(13)	(14)	(42)	(50)
Restructuring expenses(2)	(2)	(3)	(6)	(79)
Acquisition and integration costs(3)	(25)	—	(25)	—
Amortization of acquired intangible assets	(50)	(36)	(120)	(114)
Interest expense, net	(64)	(47)	(161)	(142)
Other expense, net	(16)	(6)	(18)	(1)
Income before income taxes	$805	$791	$2,211	$2,050

(1)Primarily includes SG&A that is not related to a segment.
(2)See Note 13, Restructuring expenses for further information.
(3)Incremental costs related to the FloWorks Acquisition are not included in segment adjusted operating profit.

Capital expenditures and depreciation and amortization by segment were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Capital expenditures:
United States	$106	$103	$336	$241
Canada	2	3	6	6
Total capital expenditures	$108	$106	$342	$247

Depreciation and amortization:
United States	$112	$91	$298	$271
Canada	4	5	14	14
Total depreciation and amortization(1)	$116	$96	$312	$285
(1) Includes amortization of acquired intangible assets of $50 million, $36 million, $120 million and $114 million in the three and nine months ended September 30, 2026 and 2025, respectively. These amounts are not included in segment adjusted operating profit.

Assets by segment included:

	As of
(In millions)	September 30, 2026	December 31, 2025
Assets:
United States	$19,731	$15,444
Canada	984	946
Total segment assets	20,715	16,390
Corporate	496	762
Total assets	$21,211	$17,152
Long-lived assets are as follows:

	As of
(In millions)	September 30, 2026	December 31, 2025
Long-lived assets:
United States	$2,028	$1,865
Canada	42	46
Total long-lived assets	$2,070	$1,911

Net sales disaggregation
A disaggregation of net sales by customer group in the United States is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Customer Group
Waterworks	23%	24%	23%	23%
Ferguson Home	19%	20%	20%	21%
Commercial/Mechanical	16%	15%	16%	15%
Residential Trade Plumbing	13%	14%	14%	15%
HVAC	13%	12%	12%	12%
Industrial	9%	7%	8%	7%
Facilities Supply	4%	5%	4%	4%
Fire & Fabrication	3%	3%	3%	3%
Total United States	100%	100%	100%	100%
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
Note 3: Weighted average shares
The following table shows the calculation of diluted shares:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Weighted average number of shares outstanding:
Basic weighted average shares	193.5	196.5	193.9	197.5
Effect of dilutive shares(1)	0.4	0.4	0.5	0.4
Diluted weighted average shares	193.9	196.9	194.4	197.9

Excluded anti-dilutive shares	0.2	0.1	0.1	0.1
(1)Represents the potential dilutive impact of share-based awards.

Note 4: Income tax
The Company’s tax provision for each period presented was calculated using an estimated annual tax rate, adjusted for discrete items occurring during the applicable period to arrive at an effective tax rate. The effective income tax rates for the relevant periods were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Effective tax rate	25.7%	19.3%	24.1%	21.1%
During the nine months ended September 30, 2026, the Company’s unrecognized tax benefits balance decreased by $19 million. The decrease was mainly due to the lapsing of statutes of limitations.
The Company’s net deferred tax position shifted from a net deferred tax asset as of December 31, 2025, to a net deferred tax liability as of September 30, 2026, primarily due to the FloWorks Acquisition. The acquired deferred tax liabilities primarily reflect differences between the financial reporting basis and tax basis of acquired intangible assets. The purchase price allocation, including the related deferred tax amounts, remains preliminary and may be adjusted during the measurement period as additional information becomes available.
Note 5: Debt
The Company’s debt obligations consisted of the following:

	As of
(In millions)	September 30, 2026	December 31, 2025
Variable-rate debt:
Term Loan	$850	$—
Fixed-rate debt:
Private placement notes	300	300
Unsecured senior notes, due April 2027 - October 2034	3,850	3,850
2029 Senior Notes, 4.80% due August 2029	700	—
2036 Senior Notes, 5.60% due August 2036	500	—
Subtotal	$6,200	$4,150
Less: current maturities of debt	(599)	(148)
Unamortized discounts and debt issuance costs	(29)	(22)
Interest rate swap - fair value adjustment	(1)	(2)
Total long-term debt	$5,571	$3,978
Receivables Securitization Facility
The Company maintains a Receivables Securitization Facility (the “Receivables Facility”) which is primarily governed by the Receivables Purchase Agreement, dated July 31, 2013, as amended from time to time (the “Receivables Purchase Agreement”). The Receivables Facility consists of funding for up to $900 million, terminating on October 29, 2027. The Company has the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion, subject to lender participation. As of September 30, 2026, no borrowings were outstanding under the Receivables Facility.
In November 2026, the Company and certain of its subsidiaries entered into an amendment and restatement of the agreements governing the Receivables Facility. Among other things, the amendments extended the scheduled termination date of the Receivables Facility until November 2029. For additional information, see Part II, Item 5, "Other Information.”

Revolving Credit Facility
The Company, pursuant to a revolving credit agreement (the “Revolving Credit Agreement”), maintains a revolving credit facility that has aggregate total available credit commitments of $1.5 billion (the “Revolving Facility”). The Revolving Credit Agreement provides the Company with the ability to increase the aggregate capacity of the facility by $500 million under certain conditions, including the receipt of additional or increased lender commitments. As of September 30, 2026, no borrowings were outstanding under the Revolving Facility.
On April 2, 2026, the Company extended the stated maturity date of the commitments under the Revolving Facility from April 2, 2030 to April 2, 2031 by utilizing one of the two extension options available in the Revolving Credit Agreement.
Term Loan Credit Agreement
On August 11, 2026, the Company, as borrower, entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with Ferguson UK Holdings Limited (“FUKHL”), as guarantor, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. The Term Loan Credit Agreement provides for a term loan facility in an aggregate committed amount of up to $900 million (the “Term Loan Facility”), which is unsecured and matures August 31, 2029. Capitalized terms used in this summary have the meaning set forth in the Term Loan Credit Agreement. The Borrowing under the Term Loan Facility bears interest, at the Company’s option, at either the Base Rate or the Term SOFR Rate, plus a margin. The proceeds of the Term Loan Facility were used to fund a portion of the consideration, including related fees and expenses, payable in connection with the FloWorks Acquisition.
As of September 30, 2026, $850 million of the borrowing under the Term Loan Facility was outstanding. The interest rate under the Term Loan Facility was approximately 4.9% as of September 30, 2026.
Private Placement Notes
In November 2026, $150 million of private placement notes will mature. The remaining $150 million of private placement notes will mature in September 2027.
Unsecured Senior Notes
In August 2026, the Company issued and sold an aggregate of $1.2 billion of unsecured senior notes in two series: $700 million of 4.80% senior notes due August 2029 and $500 million of 5.60% senior notes due August 2036 (together, the “August 2026 Senior Notes”). The obligations of the Company under the August 2026 Senior Notes are fully and unconditionally guaranteed by FUKHL.
Each series of August 2026 Senior Notes may be redeemed, in whole or in part, at any time at the applicable redemption prices and on the terms and conditions set forth in the supplemental indenture and indenture governing the August 2026 Senior Notes (the “Indenture”). The Indenture contains certain covenants and restrictions, including covenants that limit the Company’s and FUKHL’s ability to incur specified debt secured by liens and that require the Company and FUKHL to satisfy certain conditions in order to merge or consolidate with another entity. The Indenture also provides for customary events of default.
In April 2027, $300 million of unsecured senior notes will mature.
Other
Concurrently with the Term Loan Credit Agreement and in connection with the FloWorks Acquisition, the Company, as borrower, entered into a bridge term loan credit agreement (the “Bridge Credit Agreement”). The Bridge Credit Agreement provided for an unsecured bridge credit facility of up to $700 million (the “Bridge Facility”). Following the issuance of the August 2026 Senior Notes, the commitments under the Bridge Credit Agreement were terminated in full on August 14, 2026. The Bridge Facility was never drawn.
The Company was in compliance with all debt covenants that were in effect as of September 30, 2026.

Note 6: Assets and liabilities at fair value
The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the periods presented. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other debt instruments, such as the Term Loan Facility due to the variable interest rate, approximated their fair values as of September 30, 2026 and December 31, 2025.
The Company’s derivatives (interest rate swaps which are considered fair value hedges) and investments in equity instruments are carried at fair value on the condensed consolidated balance sheets (Level 2 and Level 3 fair value inputs, respectively) and are not material. The notional amount of the Company’s outstanding fair value hedges was $150 million as of September 30, 2026 and December 31, 2025.
Carrying amounts and the related estimated fair value of the Company’s long-term debt were as follows:

	September 30, 2026		December 31, 2025
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Unsecured senior notes	$5,022	$4,814	$3,828	$3,833
Private placement notes	300	298	300	300
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

Note 8: Accumulated other comprehensive loss
The change in accumulated other comprehensive loss was as follows:

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at December 31, 2025	($456)	($576)	($1,032)
Other comprehensive (loss) income before reclassifications	(11)	—	(11)
Amounts reclassified from accumulated other comprehensive loss	—	4	4
Other comprehensive (loss) income	(11)	4	(7)
Balance at March 31, 2026	(467)	(572)	(1,039)
Other comprehensive (loss) income before reclassifications	(15)	—	(15)
Amounts reclassified from accumulated other comprehensive loss	—	4	4
Other comprehensive (loss) income	(15)	4	(11)
Balance at June 30, 2026	(482)	(568)	(1,050)
Other comprehensive (loss) income before reclassifications	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive loss	—	4	4
Other comprehensive (loss) income	(2)	4	2
Balance at September 30, 2026	(484)	(564)	(1,048)

(In millions, net of tax)	Foreign currency translation	Pensions	Total
Balance at December 31, 2024	(491)	(464)	(955)
Other comprehensive income before reclassifications	—	2	2
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Other comprehensive (loss) income	—	5	5
Balance at March 31, 2025	(491)	(459)	(950)
Other comprehensive (loss) income before reclassifications	44	4	48
Amounts reclassified from accumulated other comprehensive loss	—	2	2
Other comprehensive (loss) income	44	6	50
Balance at June 30, 2025	(447)	(453)	(900)
Other comprehensive (loss) income before reclassifications	(19)	(56)	(75)
Amounts reclassified from accumulated other comprehensive loss	—	4	4
Other comprehensive (loss) income	(19)	(52)	(71)
Balance at September 30, 2025	(466)	(505)	(971)
Amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items include the related income tax impacts. Such amounts consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Amortization of actuarial losses	$5	$4	$16	$12
Tax benefit	(1)	—	(4)	(3)
Amounts reclassified from accumulated other comprehensive loss	$4	$4	$12	$9

Note 9: Retirement benefit obligations
The Company maintains pension plans in the U.K. and Canada. The components of net periodic pension cost, which are included in Other expense, net in the condensed consolidated statements of earnings, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Interest cost	($18)	($17)	($53)	($48)
Expected return on plan assets	17	16	51	49
Amortization of net actuarial losses	(5)	(4)	(16)	(12)
Net periodic cost	($6)	($5)	($18)	($11)
The impact of exchange rate fluctuations is included in the amortization of net actuarial losses line above.
Note 10: Stockholders’ equity
The following table presents a summary of the Company’s share activity:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Common stock:
Balance at beginning of period	201,343,253	201,343,253	201,343,253	201,343,253
Common stock issued	—	—	—	—
Balance at end of period	201,343,253	201,343,253	201,343,253	201,343,253
Treasury shares:
Balance at beginning of period	(7,891,376)	(4,461,954)	(6,291,666)	(2,035,323)
Share repurchases	—	(814,791)	(1,744,010)	(3,254,111)
Treasury shares used to settle share-based compensation awards	1,191	1,788	145,491	14,477
Balance at end of period	(7,890,185)	(5,274,957)	(7,890,185)	(5,274,957)
Total shares outstanding at end of period	193,453,068	196,068,296	193,453,068	196,068,296
Share Repurchases
As of April 30, 2026, the Company had completed $4.7 billion in share repurchases under a September 2021 program that authorized up to $5.0 billion. On April 30, 2026, the Board authorized a new share repurchase program of up to $2 billion in aggregate purchases of common stock, replacing the prior program. As of September 30, 2026, the Company has completed $136 million in share repurchases under the April 2026 program.

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
•Multiple metric performance stock units granted to certain members of management (“PSU-EX”) typically vest following three-year performance cycles. The number of shares issued will vary based upon the Company’s performance against pre-determined goals for adjusted EPS growth (diluted), return on capital employed (“ROCE”) and relative total shareholder return (“rTSR”). The fair value of awards vesting based upon EPS growth (diluted) and ROCE are equal to the closing share price on the date of grant and the fair value of rTSR awards are determined using a Monte Carlo simulation. The assumptions used in the Monte Carlo simulations for the rTSR granted in 2026 were as follows:

rTSR Fair value assumptions:
Expected annualized volatility	29.48%
Risk free interest rate	3.75%
Simulation period	2.8 years
Grant date fair value of rTSR awards	$237.16
The following table summarizes the share-based incentive awards activity for the nine months ended September 30, 2026:

	Number of shares	Weighted average grant date fair value
Outstanding as of December 31, 2025	712,184	$191.67
RSU awards granted	241,162	220.11
PSU-EX granted	90,963	225.58
Share adjustments based on performance	30,728	183.68
Vested	(6,426)	174.08
Forfeited	(29,915)	202.36
Outstanding as of September 30, 2026	1,038,696	$200.61

The following table relates to all share-based compensation awards:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Share-based compensation expense (within SG&A)	$30	$53	$65	$68
Income tax benefit	8	13	17	17
Total unrecognized share-based compensation expense for all share-based payment plans was $118 million as of September 30, 2026, which is expected to be recognized over a weighted average period of 1.9 years.
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
The assumptions used in the Black-Scholes option-pricing model in 2026 were as follows:

Stock option fair value assumptions used:
Expected annualized volatility	32.14%
Dividend yield	1.54%
Risk free interest rate	3.89%
Expected term	6 years
Grant date fair value of stock option awards	$75.22
Stock option activity in 2026 is summarized in the following table:

	Number of shares	Weighted average exercise price per share	Aggregate intrinsic value (in millions)	Weighted average remaining contractual life (years)
Outstanding as of December 31, 2025	83,316	$211.52
Granted	61,416	231.63
Outstanding as of September 30, 2026	144,732	$220.06	$1	8.8
Exercisable as of September 30, 2026	19,793	$201.38	$—	8.0
Employee share purchase plan
Ferguson Enterprises Inc. Employee Share Purchase Plan 2021 (the “ESPP”) provides for a limit of 20 million shares of common stock that can be offered for purchase under the plan subject to certain guidelines set forth in the ESPP.
As of September 30, 2026, 19.5 million shares of common stock remain available for purchase under the ESPP. The exercise price per share of common stock is prescribed by the Compensation Committee of the Board for each offering period and may not be less than 85% of the lesser of the fair market value of common stock on the date of grant and the fair market value of common stock on the date of exercise. During the second quarter of 2026, approximately 136,659 shares were purchased under the ESPP at an average price of $132.23. The expense associated with the ESPP is not material.

Note 12: Acquisitions
The Company acquired ten businesses during the nine months ended September 30, 2026, the largest of which was the FloWorks Acquisition. Each of the acquired businesses is generally engaged in the distribution of plumbing, HVAC, waterworks, wastewater, industrial or infrastructure related products or solutions and was acquired to support growth. In each acquisition, the Company obtained control of an integrated set of activities and assets that met the definition of a business under FASB Accounting Standards Codification (ASC) 805, Business Combinations. Accordingly, the acquisitions were accounted for as business combinations in accordance with ASC 805.
The following table summarizes the preliminary purchase price allocation for the assets acquired and liabilities assumed in regard to the Company's acquisitions completed in the year-to-date period, with the FloWorks Acquisition presented separately and all other acquisitions presented in aggregate:

(In millions)	FloWorks	Other	Total
Cash and cash equivalents	$15	$42	$57
Trade and other receivables	200	69	$269
Inventories	256	73	$329
Property, plant and equipment	23	11	$34
Right of use assets	39	18	$57
Trade names and brands	29	23	$52
Customer relationships	799	329	$1,128
Other intangible assets	—	21	$21
Trade and other payables	(129)	(62)	($191)
Lease liabilities	(39)	(18)	($57)
Deferred tax	(204)	(43)	($247)
Other	(1)	—	($1)
Total	988	463	1,451
Goodwill	628	282	910
Consideration	$1,616	$745	$2,361
Satisfied by:
Cash	$1,591	$723	$2,314
Deferred & other consideration	25	22	47
Total consideration	$1,616	$745	$2,361
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
The goodwill on these acquisitions is attributable to the anticipated profitability of the new markets and product ranges to which the Company has gained access and additional profitability, operating efficiencies and other synergies available in connection with existing markets. The goodwill acquired during the nine months ended September 30, 2026 was attributed to the United States, with $131 million expected to be deductible for tax purposes.
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

The businesses acquired during the year-to-date period of 2026 contributed $271 million to net sales and $37 million in losses to the Company’s income before income tax, including transaction and integration costs of $49 million, as well as related acquired intangible asset amortization for the period between the applicable date of acquisition and September 30, 2026. Acquisition costs are expensed as incurred and included in selling, general and administrative expenses in the Company’s consolidated statements of earnings.
The net outflow of cash related to business acquisitions is as follows:

Nine months ended
(In millions)	September 30, 2026
Purchase consideration	$2,314
Cash, cash equivalents and bank overdrafts acquired	(57)
Cash consideration paid, net of cash acquired	2,257
Deferred and contingent consideration(1)	15
Net cash outflow in respect of the purchase of businesses	$2,272

(1) Included in other financing activities in the Condensed Consolidated Statements of Cash Flows.
Pro forma disclosures
If each acquisition had been completed on the first day of the prior year, the Company’s unaudited pro forma net sales and income before tax would have been:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Pro forma net sales	$9,208	$8,611	$26,107	$24,914
Pro forma income before income tax	$793	$771	$2,161	$1,992
These unaudited pro forma results do not necessarily represent financial results that would have been achieved had the acquisition actually occurred at the beginning of the prior year.
Note 13: Restructuring expenses
The Company’s restructuring expenses are summarized below:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Corporate restructuring expenses	$2	$2	$6	$6
Business restructuring expenses	—	1	—	73
Restructuring expenses	$2	$3	$6	$79
Corporate restructuring expenses
In the three and nine months ended September 30, 2026 and 2025, corporate restructuring expenses primarily related to transition activities following the establishment of our parent company’s domicile in the United States. The Company does not expect further charges to be material.
Business restructuring expenses
In the three and nine months ended September 30, 2025, the Company implemented targeted actions to streamline operations, enhancing speed and efficiency to better serve customers and drive further profitable growth. As a result of these actions, non-recurring business restructuring expenses of $73 million were incurred in the year-to-date period, primarily in the United States. The charges primarily related to severance costs of $46 million, as well as $27 million of non-cash branch and facility costs, mainly related to lease impairments.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to convey management’s perspective regarding the Company’s operational and financial performance for the three and nine months ended September 30, 2026 and 2025, respectively. This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing in “Item 1. Financial Statements” of this Quarterly Report (the “Condensed Consolidated Financial Statements”) and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of the Transition Report.
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
The following table presents highlights of the Company’s performance for the periods below:

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net sales	$9,026	$8,245	$25,249	$23,821
Operating profit	885	844	2,390	2,193
Net income	598	638	1,678	1,617

Earnings per share - diluted	3.08	3.24	8.63	8.17

Net cash provided by operating activities			1,472	1,884

Supplemental non-GAAP financial measures:(1)
Adjusted operating profit	962	883	2,541	2,386
Adjusted earnings per share - diluted	3.43	3.18	9.09	8.48

(1) The Company uses certain non-GAAP measures, which are not defined or specified under U.S. GAAP. See the section titled “Non-GAAP Reconciliations and Supplementary Information.”
For the third quarter of 2026, net sales increased by 9.5% compared with the third quarter of 2025, primarily due to price inflation, higher volume and incremental sales from acquisitions.
For the third quarter of 2026, operating profit increased by 4.9% (adjusted operating profit increased 8.9%), compared with the third quarter of 2025. The year-over-year change was driven by higher sales and the associated gross profit, partially offset by higher variable operating costs and incremental costs in connection with the FloWorks Acquisition.
For the third quarter of 2026, diluted earnings per share was $3.08, a decrease of 4.9% compared with the third quarter of 2025, primarily due to the timing and extent of tax benefits in 2025, higher acquisition costs in connection with the FloWorks Acquisition and higher interest expense, partially offset by higher operating profit and the impact of share repurchases. Adjusted diluted earnings per share was $3.43, an increase of 7.9% compared with the third quarter of 2025, primarily driven by higher adjusted operating profit and the impact of share repurchases, partially offset by higher interest expense.
Net cash provided by operating activities decreased to $1,472 million in the year-to-date period of 2026 compared with $1,884 million in the same period of 2025, primarily reflecting an increased investment in working capital and higher cash tax payments, partially offset by higher net income after adjusting for non-cash items.

Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Net sales	$9,026	$8,245	$25,249	$23,821
Cost of sales	(6,240)	(5,662)	(17,433)	(16,409)
Gross profit	2,786	2,583	7,816	7,412
Selling, general and administrative expenses	(1,783)	(1,640)	(5,108)	(4,855)
Restructuring expenses	(2)	(3)	(6)	(79)
Depreciation and amortization	(116)	(96)	(312)	(285)
Operating profit	885	844	2,390	2,193
Interest expense, net	(64)	(47)	(161)	(142)
Other expense, net	(16)	(6)	(18)	(1)
Income before income taxes	805	791	2,211	2,050
Provision for income taxes	(207)	(153)	(533)	(433)
Net income	$598	$638	$1,678	$1,617
Net sales
For the third quarter of 2026, net sales were $9.0 billion, an increase of $0.8 billion, or 9.5%, compared with the third quarter of 2025. The increase in net sales was primarily driven by low- to mid-single-digit price inflation, higher volume and incremental sales from acquisitions of 2.7%. The Company’s increase in net sales was driven by non-residential growth and, to a lesser extent, residential growth within its United States segment.
Net sales were $25.2 billion in the year-to-date period of 2026, an increase of $1.4 billion, or 6.0%, compared with the same period in 2025. The increase in net sales was primarily driven by low- to mid-single-digit price inflation and incremental sales from acquisitions of 1.5% and, to a lesser extent, higher sales volume.
Gross profit
Gross profit in the third quarter of 2026 increased $203 million, or 7.9%, compared with the third quarter of 2025, primarily reflecting increased net sales. Gross profit as a percentage of sales was 30.9% in the third quarter of 2026 compared with 31.3% in the third quarter of 2025. The decrease of 0.4% primarily reflects the timing and extent of supplier price increases in the prior year.
Gross profit in the year-to-date period of 2026 increased $404 million, or 5.5%, compared with the same period in 2025. Gross profit as a percentage of sales was 31.0% in the year-to-date period of 2026 compared with 31.1% in the same period in 2025. The factors impacting the year-to-date comparisons were largely the same as those noted above for the quarter.
Selling, general and administrative (“SG&A”) expenses
SG&A expenses in the third quarter of 2026 increased $143 million, or 8.7%, compared with the third quarter of 2025. SG&A as a percentage of sales was 19.8% in the third quarter of 2026 compared with 19.9% in the third quarter of 2025. The decrease in SG&A as a percentage of sales primarily reflects operating leverage of the Company’s cost base, partially offset by acquisition and integration costs related to the FloWorks Acquisition.
SG&A expenses in the year-to-date period of 2026 increased $253 million, or 5.2%, compared with the same period in 2025. SG&A as a percentage of sales was 20.2% in the year-to-date period of 2026 compared with 20.4% in the same period in 2025. The factors impacting the year-to-date comparisons were largely the same as those noted above for the quarter.

Interest expense
Net interest expense was $64 million and $47 million for the third quarters of 2026 and 2025, respectively, and $161 million and $142 million for the year-to-date periods of 2026 and 2025, respectively. The year-over-year increases in net interest expense were primarily due to higher average debt resulting from the Company’s $1.2 billion of unsecured senior notes and $900 million of term loans entered into during the third quarter of 2026, mainly to provide funding for the FloWorks Acquisition.
Income tax
Income tax expense was $207 million in the third quarter of 2026, an increase of $54 million, or 35.3%, compared with the third quarter of 2025, primarily reflecting a release of unrecognized tax benefits in the prior-year period.
In the year-to-date period of 2026, income tax expense was $533 million, an increase of $100 million, or 23.1%, compared to the same period in 2025, primarily reflecting higher income before income taxes and discrete tax benefits recorded in the prior-year period.
The Company’s effective tax rates were 25.7% and 19.3% for the third quarters of 2026 and 2025, respectively. The Company’s effective tax rates were 24.1% and 21.1% for the year-to-date periods of 2026 and 2025, respectively. In both year-over-year comparisons, the higher effective tax rates primarily reflected discrete tax adjustments recorded in the respective prior-year periods.
Net income
Net income was $598 million in the third quarter of 2026, a decrease of $40 million, or 6.3%, compared with the third quarter of 2025. Net income for the year-to-date period of 2026 was $1,678 million, an increase of $61 million, or 3.8%, compared with the same period in 2025. These changes were due to the various elements described in the sections above.
Segment results
United States

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Net sales	$8,621	$7,821	$24,110	$22,672
Adjusted operating profit	952	875	2,533	2,385
Net sales for the United States segment were $8.6 billion in the third quarter of 2026, an increase of $0.8 billion, or 10.2%, compared with the third quarter of 2025. The increase in net sales was primarily driven by low- to mid-single-digit price inflation, higher volume and incremental sales from acquisitions of 2.8%. Net sales in non-residential markets, representing approximately half of revenue in the United States, increased approximately 15% compared with the third quarter of 2025. This increase was driven by commercial/mechanical, industrial and waterworks, including large capital project activity. Net sales in residential markets increased approximately 6% compared with the third quarter of 2025, primarily due to growth in HVAC and, to a lesser extent, residential trade plumbing and Ferguson Home.
Net sales were $24.1 billion in the year-to-date period of 2026, an increase of $1.4 billion, or 6.3%, compared with the same period in 2025. The increase in net sales was primarily driven by low- to mid-single-digit price inflation and incremental sales from acquisitions of 1.5%. Net sales in non-residential markets increased approximately 11% compared with the year-to-date period of 2025. This increase was driven by commercial/mechanical, industrial and waterworks, including large capital project activity. Net sales in residential markets increased 2% compared with the year-to-date period of 2025 due to growth in HVAC.
Adjusted operating profit for the United States segment was $952 million in the third quarter of 2026, an increase of $77 million, or 8.8%, compared with the third quarter of 2025, primarily reflecting higher sales and the associated gross profit, partially offset by higher variable operating costs.
Adjusted operating profit for the United States segment was $2,533 million in the year-to-date period of 2026, an increase of $148 million, or 6.2%, compared to the same period in 2025. The factors impacting the year-to-date comparison were largely the same as those noted above for the quarter.

Canada

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Net sales	$405	$424	$1,139	$1,149
Adjusted operating profit	23	22	50	51
Net sales for the Canada segment were $405 million in the third quarter of 2026, a decrease of $19 million, or 4.5%, compared with the third quarter of 2025. This decrease in net sales was primarily driven by the impact of non-core business divestments of 3.2%, the impact of foreign currency exchange rates of 1.9%, along with lower sales volume, partially offset by low-single-digit price inflation.
Net sales were $1,139 million in the year-to-date period of 2026, a decrease of $10 million, or 0.9%, compared with the same period in 2025. The decrease was primarily driven by the impact of non-core business divestments of 3.7%, along with lower sales volume. These decreases were partially offset by low- to mid-single-digit price inflation, incremental sales from acquisitions of 1.6% and the impact of foreign currency exchange rates of 0.6%.
Adjusted operating profit for the Canada segment increased by $1 million in the third quarter of 2026, compared with the third quarter of 2025 due to lower operating costs, partially offset by lower gross margins.
Adjusted operating profit for the Canada segment decreased by $1 million in the year-to-date period of 2026, compared with the same period of 2025 due to lower gross margins, partially offset by lower operating costs.

Non-GAAP Reconciliations and Supplementary Information
The Company reports its financial results in accordance with U.S. GAAP. However, the Company believes certain non-GAAP financial measures provide users of the Company’s financial information with additional meaningful information to assist in understanding financial results and assessing the Company’s performance from period to period. These non-GAAP financial measures include adjusted operating profit, adjusted net income and adjusted earnings per share (“adjusted EPS”) - diluted. Management believes these measures are important indicators of operations because they exclude items that may not be indicative of our core operating results and provide a better baseline for analyzing trends in our underlying businesses, and they are consistent with how business performance is planned, reported and assessed internally by management and the Company’s Board of Directors (the “Board”). Such non-GAAP adjustments include amortization of acquired intangible assets, discrete tax items, certain significant acquisition-related transaction and integration costs associated with acquisitions that are outside the Company’s typical acquisition profile and any other items that are non-recurring. Non-recurring items may include various restructuring charges, gains or losses on the disposals of businesses which by their nature do not reflect primary operations, as well as certain other items deemed non-recurring in nature and/or that are not a result of the Company’s primary operations. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. These non-GAAP financial measures should not be considered in isolation or as a substitute for results reported under U.S. GAAP. These non-GAAP financial measures reflect an additional way of viewing aspects of operations that, when viewed with U.S. GAAP results, provide a more complete understanding of the business. The Company strongly encourages investors and shareholders to review the Company’s financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
Reconciliation of net income to adjusted operating profit
The following table reconciles net income (U.S. GAAP) to adjusted operating profit (non-GAAP):

	Three months ended		Nine months ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Net income	$598	$638	$1,678	$1,617
Provision for income taxes	207	153	533	433
Interest expense, net	64	47	161	142
Other expense, net	16	6	18	1
Operating profit	885	844	2,390	2,193
Corporate restructuring expenses(1)	2	2	6	6
Business restructuring expenses(2)	—	1	—	73
Acquisition and integration costs(3)	25	—	25	—
Amortization of acquired intangibles	50	36	120	114
Adjusted operating profit	$962	$883	$2,541	$2,386
(1)For the three and nine months ended September 30, 2026 and 2025, corporate restructuring expenses primarily related to incremental costs in connection with transition activities following the establishment of our parent company’s domicile in the United States.
(2)For the three and nine months ended September 30, 2025, business restructuring expenses primarily related to the Company’s implementation of targeted actions to streamline operations, enhancing speed and efficiency to better serve customers and drive further profitable growth.
(3)For the three and nine months ended September 30, 2026, acquisition and integration costs related to the Company’s incremental costs in connection with the FloWorks Acquisition.

Reconciliation of net income to adjusted net income and adjusted EPS - diluted
The following table reconciles net income (U.S. GAAP) to adjusted net income and adjusted EPS - diluted (non-GAAP):

	Three months ended
	September 30,
(In millions, except per share amounts)	2026		2025
		per share(1)		per share(1)
Net income	$598	$3.08	$638	$3.24
Corporate restructuring expenses(2)	2	0.01	2	0.01
Business restructuring expenses(3)	—	—	1	0.01
Acquisition and integration costs(4)	25	0.13	—	—
Amortization of acquired intangibles	50	0.26	36	0.18
Loss on disposal of non-operating entity(5)	9	0.05	—	—
Discrete tax adjustments(6)	(4)	(0.02)	(42)	(0.21)
Tax impact on non-GAAP adjustments(7)	(16)	(0.08)	(9)	(0.05)
Adjusted net income	$664	$3.43	$626	$3.18

Diluted weighted average shares outstanding	193.9		196.9

	Nine months ended
	September 30,
(In millions, except per share amounts)	2026		2025
		per share(1)		per share(1)
Net income	$1,678	$8.63	$1,617	$8.17
Corporate restructuring expenses(2)	6	0.03	6	0.03
Business restructuring expenses(3)	—	—	73	0.37
Acquisition and integration costs(4)	25	0.13	—	—
Amortization of acquired intangibles	120	0.62	114	0.58
Loss on disposal of non-operating entity(5)	9	0.05	—	—
Discrete tax adjustments(6)	(38)	(0.20)	(85)	(0.43)
Tax impact on non-GAAP adjustments(7)	(34)	(0.17)	(48)	(0.24)
Adjusted net income	$1,766	$9.09	$1,677	$8.48

Diluted weighted average shares outstanding	194.4		197.9
(1)Per share on a dilutive basis.
(2)For the three and nine months ended September 30, 2026 and 2025, corporate restructuring expenses primarily related to incremental costs in connection with transition activities following the establishment of our parent company’s domicile in the United States.
(3)For the three and nine months ended September 30, 2025, business restructuring expenses primarily related to the Company’s implementation of targeted actions to streamline operations, enhancing speed and efficiency to better serve customers and drive further profitable growth.
(4)For the three and nine months ended September 30, 2026, acquisition and integration costs related to the Company’s incremental costs in connection with the FloWorks Acquisition.
(5)For the three and nine months ended September 30, 2026, the Company disposed of a non-operating entity at a loss. This loss is included in other expense, net in the Company’s consolidated statement of earnings.
(6)For the three and nine months ended September 30, 2026 and 2025, discrete tax adjustments primarily related to the release of uncertain tax positions due to lapses in statutes of limitations, the tax treatment of certain compensation items that were not individually significant, and, for the year-to-date periods, adjustments related to prior-year tax positions.
(7)For the three and nine months ended September 30, 2026, the tax impact on non-GAAP adjustments primarily related to the amortization of acquired intangibles, and, to a lesser extent, certain costs related to the FloWorks Acquisition. For the three and nine months ended September 30, 2025, the tax impact on non-GAAP adjustments primarily related to the amortization of acquired intangibles, along with the tax impact of certain restructuring expenses.

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
Cash flows
As of September 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $476 million and $557 million, respectively. In addition to cash, the Company had $2.45 billion of available liquidity from undrawn debt facilities as of September 30, 2026.
As of September 30, 2026, the Company’s total debt was $6.2 billion. The Company anticipates that it will be able to meet its debt obligations as they become due.
Cash flows from operating activities

	Nine months ended
	September 30,
(In millions)	2026	2025
Net cash provided by operating activities	$1,472	$1,884
Net cash provided by operating activities was $1,472 million and $1,884 million for the year-to-date periods of 2026 and 2025, respectively. The $412 million decrease was mainly due to an increased investment in working capital, higher cash tax payments and the timing of incentive compensation payouts due to the transition to a calendar year-end, partially offset by higher net income (adjusted for non-cash items). The increase in working capital was primarily driven by an increase in receivables due to the timing of collections year-over-year and the timing of vendor payments compared with the prior year.
Cash flows from investing activities

	Nine months ended
	September 30,
(In millions)	2026	2025
Net cash used in investing activities	($2,597)	($468)
Capital expenditures totaled $342 million and $247 million for the year-to-date periods of 2026 and 2025, respectively. These investments were primarily for strategic projects to support future growth, such as new market distribution centers, our branch network and new technology. In addition, the Company invested $2,257 million and $276 million in new acquisitions for the nine months ended September 30, 2026 and 2025, respectively, including $1.6 billion in 2026 related to the FloWorks Acquisition.
Cash flows from financing activities

	Nine months ended
	September 30,
(In millions)	2026	2025
Net cash provided by (used in) financing activities	$1,068	($1,344)
Dividends paid to shareholders were $519 million and $493 million for the year-to-date periods of 2026 and 2025, respectively.
Share repurchases under the Company’s authorized share repurchase programs were $438 million and $611 million for the year-to-date periods of 2026 and 2025, respectively. The Company has temporarily paused its share repurchase program in connection with the FloWorks Acquisition. We expect to resume share repurchases once certain leverage targets are achieved, subject to market conditions, capital allocation priorities and other relevant factors.

Net proceeds from debt transactions were $2,044 million compared with net payments of $78 million for the year-to-date periods of 2026 and 2025, respectively. In the year-to-date period of 2026, the Company received $1,194 million in net proceeds from the issuance of the August 2026 Senior Notes (as defined below) and net borrowings of $850 million under the Term Loan Facility (as defined below). In the year-to-date period of 2025, the Company had net repayments of $78 million, including debt repayments of $400 million in connection with the maturity of certain Private Placement Notes and net repayments of $425 million under the Company’s Receivables Facility (each, as defined below), partially offset by $747 million in proceeds from the issuance of certain unsecured senior notes.
Debt facilities
The following section summarizes certain material provisions of our long-term debt facilities and current obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness.

	As of
(In millions)	September 30, 2026	December 31, 2025
Short-term debt	$599	$148
Long-term debt	5,571	3,978
Total debt	$6,170	$4,126
Private Placement Notes
In June 2015 and November 2017, Wolseley Capital, Inc., a wholly-owned subsidiary of the Company, privately placed fixed rate notes (the “Private Placement Notes”). As of September 30, 2026, $300 million in Private Placement Notes remain outstanding.
In November 2026, $150 million of private placement notes will mature. The remaining $150 million of private placement notes will mature in September 2027.
Unsecured Senior Notes
The Company has issued $5.05 billion in various issuances of unsecured senior notes, including the August 2026 issuance of $700 million aggregate principal amount of unsecured senior notes due August 2029 and $500 million aggregate principal amount of unsecured senior notes due August 2036 (together, the “August 2026 Senior Notes”).
In April 2027, $300 million of unsecured senior notes will mature.
Receivables Securitization Facility
The Company maintains a Receivables Securitization Facility with an aggregate total available amount of $900 million (the “Receivables Facility”). The Company has the ability to increase the aggregate total available amount under the Receivables Facility up to a total of $1.5 billion from time to time, subject to lender participation. As of September 30, 2026, no borrowings were outstanding under the Receivables Facility.
In November 2026, the Company and certain of its subsidiaries entered into an amendment and restatement of the agreements governing the Receivables Facility. Among other things, the amendments extended the scheduled termination date of the Receivables Facility until November 2029. For additional information, see Part II, Item 5, "Other Information.”
Revolving Credit Facility
The Company, pursuant to a revolving credit agreement (the “Revolving Credit Agreement”), maintains a revolving credit facility that has aggregate total available credit commitments of $1.5 billion (the “Revolving Facility”). The Revolving Credit Agreement provides the Company with the ability to increase from time to time the aggregate capacity of the facility by $500 million under certain conditions, including the receipt of additional or increased lender commitments. As of September 30, 2026, no borrowings were outstanding under the Revolving Facility.

Term Loan and Bridge Credit Facilities
In August 2026, the Company entered into an unsecured $900 million term loan facility (the “Term Loan Facility”) and an unsecured $700 million bridge facility (the “Bridge Facility”) to finance a portion of the purchase price, fees and expenses associated with the FloWorks Acquisition. The FloWorks Acquisition was funded through net proceeds from the August 2026 Senior Notes, a borrowing under the Term Loan Facility and available cash on hand, and the Bridge Facility was never drawn. The commitments under the Bridge Facility were terminated in full on August 14, 2026. The Term Loan Facility matures on August 31, 2029. As of September 30, 2026, $850 million of the borrowing was outstanding under the Term Loan Facility.
Other
The Company was in compliance with all debt covenants that were in effect as of September 30, 2026.
See Note 5, Debt to the Condensed Consolidated Financial Statements and the notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of the Transition Report for further details.
There have been no significant changes to the Company’s policies on accounting for, valuing or managing the risk of financial instruments during the three months ended September 30, 2026.
Guarantor Disclosures
Ferguson Enterprises Inc. (the “Issuer”) is the issuer of the 4.350% Senior Notes due 2031, 5.000% Senior Notes due 2034, 4.800% Senior Notes due 2029 and 5.600% Senior Notes due 2036. The obligations under these series of senior notes are unsecured and are fully and unconditionally guaranteed on an unsecured basis by Ferguson UK Holdings Limited (the “Guarantor” and together with the Issuer, the “Obligor Group”).
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

	As of
(In millions)	September 30, 2026	December 31, 2025
Current assets	$71	$46
Non-current assets	2	2
Current liabilities	207	214
Non-current liabilities	3,543	1,500
Due (to)/from non-guarantor subsidiaries, net	887	370

Nine months ended
September 30,
(In millions)	2026
Net sales	$—
Gross profit	—
Operating loss	(36)
Net loss	(119)

Other interest income, net from non-guarantor subsidiaries	41
Other loss, net from non-guarantor subsidiaries(1)	(14)
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2026. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well conceived and operated, can only provide reasonable assurance that the objectives of the disclosure controls and procedures are met.
Based on their evaluation as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5.Other Information
Insider Trading Arrangements
None.
Amended and Restated Bylaws
On November 4, 2026, the Board approved and adopted the Company’s Amended and Restated Bylaws (the “Amended Bylaws”), effective immediately. Among other things, the Amended Bylaws:
•Revise the advance notice provisions for stockholder nominations and proposals to clarify that:
◦supporting a nomination or proposal means providing financial support;
◦“Public Disclosure,” means disclosure made by the Company; and
◦stockholders may authorize a representative to present a nomination or proposal by electronic transmission.
•Require any stockholder soliciting proxies from other stockholders to use a proxy card color other than white, which is reserved for the exclusive use of the Board.
•Clarify that an officer to whom the Board has delegated such authority may fill officer vacancies.
•Revise the indemnification and advancement provisions to clarify:
◦that mandatory advancement of expenses applies only in connection with the defense of a proceeding;
◦that an indemnitee may deliver the undertaking required to receive advancement either in a separate writing or by signing an indemnification agreement that includes the undertaking;
◦that officers appointed by another officer under authority delegated by the Board are officers for purposes of the indemnification bylaw; and
◦that indemnification and advancement are not available in a proceeding initiated by an indemnitee unless the commencement of the proceeding was authorized by the Board in advance.
The Amended Bylaws also include certain technical, clarifying and conforming changes, including, without limitation, updates to defined terms, deletion of unnecessary language and the removal of an obsolete transition provision.
The foregoing description is a summary and is qualified in its entirety by reference to the full text of the Amended Bylaws, filed as Exhibit 3.2 to this Quarterly Report.

Amendment and Restatement of Agreements Governing Receivables Facility
On November 6, 2026, the Company and certain of its subsidiaries entered into (i) an Amended and Restated Receivables Purchase Agreement (the “A&R Receivables Purchase Agreement”), among the Company, Ferguson Receivables, LLC (“FRL”) and certain other subsidiaries, the conduit purchasers, committed purchasers, letter of credit banks and facility agents party thereto, and Royal Bank of Canada, as administrative agent, and (ii) an Amended and Restated Purchase and Contribution Agreement (the “A&R Purchase and Contribution Agreement” and, together with the A&R Receivables Purchase Agreement, the “Amended Agreements”), among Ferguson Enterprises, LLC, FRL and certain other subsidiaries of the Company.
Among other things, the Amended Agreements: (i) extend the scheduled termination date of the Receivables Facility from October 29, 2027 to November 6, 2029; (ii) modify certain termination event provisions, including by increasing the cross-default and judgment thresholds that apply to the Company and its subsidiaries (other than FRL); and (iii) make certain other technical updates.
The foregoing description is a summary and is qualified in its entirety by reference to the full text of the A&R Receivables Purchase Agreement and A&R Purchase and Contribution Agreement, filed as Exhibits 10.2 and 10.3, respectively, to this Quarterly Report.

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

3.2*	Amended and Restated Bylaws of Ferguson Enterprises Inc., dated November 4, 2026.
10.1
Term Loan Credit Agreement, dated August 11, 2026, by and among Ferguson Enterprises Inc., as borrower, Ferguson UK Holdings Limited, as guarantor, the other guarantors from time to time party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-42200) filed by Ferguson Enterprises Inc. with the SEC on August 11, 2026).

10.2*†
Amended and Restated Receivables Purchase Agreement, dated as of November 6, 2026, among Ferguson Receivables, LLC as seller, Ferguson Enterprises, LLC as servicer, each of the originators, conduit purchasers, committed purchasers, letters of credit banks, and facility agents party thereto, Royal Bank of Canada as administrative agent, and Ferguson Enterprises Inc. as parent.

10.3*
Amended and Restated Purchase and Contribution Agreement, dated as of November 6, 2026, among Ferguson Receivables, LLC as purchaser, Ferguson Enterprises, LLC as servicer, and its various subsidiaries party thereto as originators.

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
November 9, 2026

Ferguson Enterprises Inc.
/s/ William Brundage
Name:	William Brundage
Title:	Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)